Form 10QSB
period 1996-06-30
IMAGEMATRIX CORP
filed 1996-08-06
CIK 1010136

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM            TO           .
                                            ----------    ----------


Commission File No.  0-20747
                    --------

                            ImageMatrix Corporation
                            -----------------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              84-1313108
- --------                                                              ----------
(State or Jurisdiction of                (I.R.S. Employer Identification Number)
Incorporation or Organization)


400 S. Colorado Blvd. - Suite 500, Denver, CO                              80222
- ----------------------------------------------                             -----
  (Address of principal executive offices)                            (Zip Code)

                                 (303) 399-3700
                                 --------------
               (Issuer's  telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes
                                                                        -----
No  X
  -----

The registrant had 4,638,772 shares of common stock outstanding as of July 31, 1996.


Transitional Small Business Disclosure Format:

Yes       No  X
   ----     ----



                                           IMAGEMATRIX CORPORATION
                                          CONSOLIDATED BALANCE SHEET
                                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                               (Unaudited)
                                                                                 June 30,          December 31,
                                                                                  1996                 1995
                             ASSETS                                            -----------         ------------
 Current assets:
   Cash and cash equivalents                                                   $     2,932         $        550
   Accounts receivable, less allowance for doubtful accounts                           161                  752
     of $22 as of June 30, 1996 and $18 as of December 31, 1995
   Unbilled revenue                                                                    279                    -
   Inventory                                                                            45                  216
   Prepaid expenses and other current assets                                           122                   44
                                                                               -----------          -----------
     Total current assets                                                            3,539                1,562

Property and equipment, at cost:
  Computer equipment                                                                   333                  166
  Office furniture and leasehold improvements                                           75                   31
                                                                               -----------          -----------
                                                                                       408                  197
  Less: accumulated depreciation                                                       (87)                 (13)
                                                                               -----------          -----------

Software development costs net of accumulated amortization
  of $23 as of June 30, 1996 and zero at December 31, 1995                             216                    -
Other assets, net of accumulated amortization of $39 as of
  June 30, 1996 and $15 as of December 31, 1995                                         72                  176

                                                                               -----------          -----------
     Total assets                                                              $     4,148          $     1,922
                                                                               ===========          ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                        $       518          $       505
  Deferred revenue                                                                       -                   61
  Note payable to bank                                                                   -                1,160
  Note payable to ENTEX Information Services of Colorado, Inc.                           -                1,484
                                                                               -----------          -----------
     Total current liabilities                                                         518                3,210

Stockholders' equity (deficit):
  Preferred Stock, no par value, 5,000,000 shares authorized,
    no shares issued or outstanding                                                      -                    -
  Common Stock, no par value 20,000,000 shares authorized,
    4,638,772 shares issued and outstanding as of June 30,
    1996 and 3,238,772 shares issued and outstanding as of
    December 31, 1995                                                                5,116               (1,141)
  Deferred compensation, net of accum. amortization of $25                             (75)                (100)
  Accumulated retained earnings (deficit)                                           (1,411)                 (47)
                                                                               -----------          -----------
     Total Stockholders' equity (deficit)                                            3,630               (1,288)

                                                                               -----------          -----------
     Total liabilities and stockholders' equity (deficit)                      $     4,148          $     1,922
                                                                               ===========          ===========

       See accompanying notes to these consolidated financial statements

                                                      IMAGEMATRIX CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                     Pro                                       Pro
                                                                    Forma                                     Forma
                                            Three Months            Three              Six Months              Six
                                               Ended                Months               Ended                Months
                                              June 30,              Ended               June 30,              Ended
                                       ----------------------      June 30,      ----------------------      June 30,
                                          1996        1995           1995           1996        1995           1995
                                       ----------  ----------     ----------     ----------  ----------     ----------
Revenue:
  System sales                         $      636  $        -     $      707     $    1,433  $       61     $    2,308
  Service contracts and other                 118           -             90            228           -            106
                                       ----------  ----------     ----------     ----------  ----------     ----------
     Total revenues                           754           -            797          1,661          61          2,414

Cost of Revenues:
  Cost of revenues - systems                  421           -            434            883          66          1,608
  Cost of revenues - service
    contracts and other                        88           -             44            386           -             52
                                       ----------  ----------     ----------     ----------  ----------     ----------
     Total cost of revenues                   509           -            478          1,269          66          1,660

                                       ----------  ----------     ----------     ----------  ----------     ----------
Gross profit                                  245           -            319            392          (5)           754

Selling, general and administrative
  expenses                                    952          29            271          1,478         101            502
Depreciation and amortization                  72           -              3            123           -              6
                                       ----------  ----------     ----------     ----------  ----------     ----------
Operating income (loss)                      (779)        (29)            45         (1,209)       (106)           246

Other income (expense):
  Interest -net                               (61)        (92)           (75)          (146)       (123)          (132)
  Other nonoperating income                    (2)          -              2             (9)          -              2
  Net realized gain (loss) on sale of
    net assets                                  -           -              -              -         347              -
                                       ----------  ----------     ----------     ----------  ----------     ----------
Net Income (loss) before income
  taxes                                      (842)       (121)           (28)       (1,364)         118            116

  Provision for income taxes                    -           -             13             -           18             13
                                       ----------  ----------     ----------     ----------  ----------     ----------
Net income (loss)                      $     (842) $     (121)    $      (41)    $   (1,364) $      100     $      103
                                       ==========  ==========     ==========     ==========  ==========     ==========

Net income (loss) per common share     $    (0.22) $    (0.03)    $    (0.01)    $    (0.37) $     0.03     $     0.03
                                       ==========  ==========     ==========     ==========  ==========     ==========

Common shares us ed in computing net
  income (loss) per common share        3,891,000   3,575,000      3,575,000      3,733,000   3,575,000     3,575,000
                                       ==========  ==========     ==========     ==========  ==========    ==========

                                 See accompanying notes to these consolidated financial statements

                                                                 2



                            IMAGEMATRIX CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                (IN THOUSANDS)

                                                            Six months ended
                                                                June 30,
                                                       -------------------------
                                                          1996           1995
                                                        --------       --------
OPERATING ACTIVITIES
Net income (loss)                                       $ (1,364)      $    100
Adjustments to reconcile income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization                            146             11
    Net realized gain on sale of net assets                    -           (347)
    Changes in operating assets and liabilities, net
      of effect from business disposition:                     -              -
        Accounts receivable                                  591            114
        Unbilled revenues                                   (279)             -
        Inventory                                            171           (405)
        Prepaid expenses and other current assets            (78)            16
        Accounts payable, accrued liabilities and
          deferred income                                    (10)           360
        Other assets                                          (2)             -
                                                        --------       --------
Net cash provided (used) by operating activities            (825)          (151)

INVESTING ACTIVITIES
Proceeds from sale to ENTEX Information Services of            -            171
  Co., Inc.
Purchases of computer equipment and furniture               (211)             -
Software development costs                                  (239)             -
Proceeds from disposal of discontinued operations              -             12
                                                        --------       --------
Net cash provided (used) by investing activities            (450)           183

FINANCING  ACTIVITIES
Increase in capital stock - net proceeds from IPO          6,339              -
Decrease in note payable to bank                          (1,160)             -
Decrease in note payable to ENTEX Information
  Services                                                (1,484)             -
Decrease in amount due to principal stockholder              (38)           (35)
                                                        --------       --------
Net cash provided (used) by financing activities           3,657            (35)
                                                        --------       --------
Net decrease in cash and cash equivalents                  2,382             (3)
Cash and cash equivalents at beginning of period             550              5
                                                        --------      ---------
Cash and cash equivalents at end of period              $  2,932      $       2
                                                        ========      =========

Supplemental schedule of additional cash flow
  information and noncash activities:
    Cash paid during the period for interest            $   158       $       -

       See accompanying notes to these consolidated financial statements

                            IMAGEMATRIX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1. PRO FORMA STATEMENT OF OPERATIONS

     The pro forma statement of operations for the three-month and six-month periods ended June 30, 1995 assumes operations of the Imaging Division of Random Access, Inc. (the "Imaging Division") had been owned by the Company for the entire three-month and six-month periods. However, historical combined results may not be comparable to, or indicative of, future performance. The pro forma statement of operations for the three-month and six-month periods ended June 30, 1995 includes adjustments to (i) eliminate goodwill amortization expense during the period the Imaging Division was owned and operated by Random Access, Inc.("Random"); (ii) record interest expense during the period February 16, 1995 through June 30, 1995 on the note payable issued in conjunction with the acquisition of the assets of the Imaging Division by ImageMatrix Corporation on August 30, 1995; (iii) eliminate the gain on sale of assets recorded at February 15, 1995 by Documatrix Corporation (predecessor to ImageMatrix Corporation) as a result of its sale to Random of the assets that became the Imaging Division; and
     (iv) eliminate the alternative minimum tax (AMT) as ImageMatrix Corporation's AMT loss carryforward would not have been used if the sale to Random Access, Inc., had not occurred.

2. BASIS OF PRESENTATION

     The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of its financial position at June 30, 1996 and pro forma June 30, 1995 and the results of its operations for the three-month and six-month periods ended June 30, 1996 and pro forma June 30, 1995. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results for a full year.

3. REVENUE RECOGNITION POLICY

     Revenues from contracts extending over a period of time, which are being performed on a firm price basis, are recognized on the percentage of completion method. The Company's basis for measuring the extent of progress toward completion is the ratio of costs incurred to total estimated costs. Revenues from the sale of software licenses and hardware products are recognized at the time of shipment unless significant future obligations remain. Post-contract customer service contracts are recorded as unearned maintenance fees and recognized as revenue ratably over the contract period. Costs associated with post-sale obligations are accrued and recognized as expense ratably over the contract period.

4. SOFTWARE DEVELOPMENT COSTS

     The Company capitalized approximately $169,000 and $239,000 of software development costs during the three-month and six-month periods ended June 30, 1996 related to the Company's ClaimMatrix product. These costs will be amortized, once the product is available for general release, for a period not to exceed 36 months.

5. NOTES PAYABLE TO BANK

     As of December 31, 1995, the Company owed $1,160,000 to Bank One, Colorado, N.A. This note, plus accrued interest, was paid in full out of the net proceeds of the IPO during the month of June, 1996.

6. NOTE PAYABLE TO ENTEX

     As of December 31, 1995, the Company owed $1,484,000 to ENTEX Information Services of Colorado, Inc. This note, plus accrued interest, was paid in full out of the net proceeds of the IPO during the month of June, 1996.

7. DEFERRED OFFERING COSTS

     During the six months ended June 30, 1996, the Company incurred additional costs related to the public offering of the Company's common shares. Offering costs, totaling $746,000 were netted against the proceeds received from the sale of $1,400,000 common shares as a result of the IPO.

8. NEWLY IMPLEMENTED ACCOUNTING STANDARD

     On January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impact of the adoption of this Statement was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company designs, sells, and installs document imaging and workflow control systems which improve productivity and customer service for health maintenance organizations, health insurance companies, and businesses and associations in financial, communications, engineering and other industries.

     In June of 1996, the Company raised $6,258,000, net of offering costs, from its initial public offering of 1,400,000 shares of Common Stock.

     In August 1995 the Company acquired the imaging business of Entex Information Services of Colorado, Inc. ("ENTEX"). The imaging business had been acquired by ENTEX from Documatrix Corporation, a company controlled by the Company's president, on February 15, 1995. As Documatrix and the Company had no operations from February 16, 1995 through August 30, 1995, pro forma results of operations incorporating the financial statements of Documatrix Corporation and the imaging division of ENTEX as predecessor companies are being compared to 1996 actual results of operations for the three- and the six-month period ended June 30, 1996 to clarify the readers' understanding of the Company's business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH PRO FORMA THREE MONTHS ENDED JUNE 30, 1995

REVENUES

     Total revenues were $754,000 for the three months ended June 30, 1996 ("Second Quarter 1996"), compared to $797,000 for the three months ending pro forma June 30, 1995 ("Second Quarter 1995"), a decrease of 5.4%. Revenues from system sales totaled $636,000 for Second Quarter 1996, compared to $707,000 for Second Quarter 1995, representing a decrease of 10.0%. The decrease in total revenues and revenues from system sales from quarter to quarter is due to lower sales volume in the general system integration side of the business.

     Revenues for Second Quarter 1996 included $462,000 from the sale of a ClaimMatrix system to Standard Insurance, Inc. of Portland, Oregon.

     Because the Company's marketing and sales efforts will continue to be focused primarily on the health care industry, revenues from custom-designed systems for the general system integration market are expected to become a smaller portion of revenues in relation to the total.

     Revenues from service contracts and other totaled $118,000 in Second Quarter 1996 compared to $90,000 in Second Quarter 1995, representing an increase of 31.1%. This increase in revenue was due to an increased number of service contracts in place during the Second Quarter 1996.

COST OF REVENUES AND RESULTING GROSS MARGIN RESULTS

     Total cost of sales totaled $509,000 and $478,000 in the Second Quarter 1996 and Second Quarter 1995, respectively, an increase of 6.5%. The increase in total cost was associated with the impact of establishing a $40,000 valuation reserve for inventory related to the general system integration business.

     Cost of system sales totaled $421,000 and $434,000 in the Second Quarter 1996 and Second Quarter 1995, respectively, a decrease of 3.0%. The decrease in cost of system sales was due to lower sales volume.

     Cost of service contracts and other totaled $88,000 and $44,000 in the First Quarter 1996 and First Quarter 1995, respectively, an increase of 100%. The increase was due to the impact of establishing a $40,000 valuation reserve for inventory related to the general system integration business.

     Total gross profit totaled $245,000 (32.5% of total revenue) in the Second Quarter 1996 and $319,000 (40.0% of total revenue ) in the First Quarter 1995, respectively, a decrease of 23.2%

     Gross profit from system sales totaled $215,000 (33.8% of total revenue) in the Second Quarter 1996 and $273,000 (38.6% of total revenue) in the Second Quarter 1995, respectively. Gross profit from service contracts and other totaled $30,000 (25.4% of sales) and $46,000 (51.1% of sales) in the Second Quarter 1996 and Second Quarter 1995, respectively. The decrease in gross margin is primarily due to the impact of establishing, in the Second Quarter of 1996, a $40,000 valuation reserve for inventory in stock related to the general system integration business.


OPERATING EXPENSES

     Selling, general and administration expenses increased 351% to $952,000 for the Second Quarter 1996, compared to $271,000 for the Second Quarter 1995. The increase for the Second Quarter 1996 compared to the Second Quarter 1995 is related to a proportionate increase in the number of personnel engaged in sales, marketing and general administration activities together with higher expenditures for marketing and sales activities. The Company expects selling, general and administrative expenses to increase during the remainder of 1996 as it hires additional sales personnel and increases its marketing and sales efforts in connection with ClaimMatrix.


INTEREST EXPENSE - NET

     Interest expense (net) decreased to $61,000 for the Second Quarter 1996 compared to $75,000 for the Second Quarter 1995. The decrease is primarily related to the fact that all notes payable were paid off immediately after completion of the IPO on June 4, 1996 and excess cash resources were invested in interest-bearing securities. Interest expense (net) is not expected to be significant for the remainder of 1996.

NET INCOME (LOSS)

     The Company reported a net loss of $842,000 for the Second Quarter 1996 as compared to a net loss of $41,000 for the Second Quarter 1995, or ($.22) and ($.01) per share, respectively. The increased loss was due to lower revenues and higher expense levels, as noted above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH PRO FORMA SIX MONTHS ENDED JUNE 30, 1995

REVENUES

     Total revenues were $1,661,000 for the six months ended June 30, 1996 ("First Half 1996") and were $2,414,000 for the six months ended pro forma June 30, 1995 (First Half 1995"), respectively, a decrease of 31.2%.

     Revenues from system sales totaled $1,433,000 and $2,308,000 for the First Half 1996 and First Half 1995, respectively, representing a decrease of
     37.9%.   The decrease in system sales from First Half 1995 to First Half
     1996 is primarily due to the fact that the Company was not engaged in comparable large ongoing general systems integration contracts during the first half of 1996. Revenues from system sales for the First Half 1995 included $1,032,000 of revenue recognized on a major contract with First Trust Corporation, plus $1,276,000 of system sales from other projects. Total revenues for the First Half 1996 included $462,000 of revenue recognized from the sale of a ClaimMatrix system to Standard Insurance of Portland, Oregon, plus $971,000 of system sales from other projects

     Revenues from customer service and other totaled $228,000 and $106,000 in the First Half 1996 and First Half 1995, respectively, representing an increase of 115.1%. The increase in service contract revenue from First Half 1995 to First Half 1996 is due to an increase in the number of customer service contracts in place during the respective periods.

COST OF REVENUES AND RESULTING GROSS MARGIN RESULTS

     Total cost of sales totaled $1,269,000 and $1,660,000 in the First Half 1996 and First Half 1995, respectively, a decrease of 23.6%. Cost of system sales totaled $883,000 and $1,608,000 in the First Half 1996 and First Half 1995, respectively, a decrease of 45.1%. The decrease in total cost of sales and cost of system sales was related to lower revenue in the First Half of 1996 versus the First Half of 1995.

     Cost of service contracts and other totaled $386,000 and $52,000 in the First Half 1996 and First Half 1995, respectively. The First Half of 1996 includes approximately $200,000 of labor and overhead charges relating to idle capacity within the general systems integration technical staff. As the Company's business focus continues to move away from the general systems design and integration business and toward sales of ClaimMatrix systems for HMOs and health insurance companies ("Coverage Providers"), the costs of the Company's technical staff are being allocated to other portions of the business as their expertise is utilized in other areas of the business, such as sales, marketing, and product development.

     Total gross profit totaled $392,000 (23.6% of sales) in the First Half 1996 and $754,000 (31.2% of sales ) in the First Half 1995, respectively, a
     decrease of  48%.   Gross profit from system sales totaled $550,000 and
     $700,000 in the First Half 1996 and First Half 1995, respectively, a decrease of 21.4%, while gross margin percentages from system sales increased to 38.4% and 30.3% over the same periods. The higher gross margin percentage for system sales for the First Half 1996 is primarily related to the fact that the Company sold more systems to the health care market in the First Half of 1996 than it did in the First Half of 1995.

     Gross profit (loss) from service contracts and other totaled ($158,000) and $54,000 in the First Half 1996 and First Half 1995, respectively. The lower gross margin from service contracts and other is partially due to the impact of establishing a $40,000 valuation reserve for inventory in stock, in the First Half of 1996, that was related to the general system integration business. In addition, the First Half of 1996 includes approximately $200,000 of labor and overhead charges relating to the transition away from the general systems design and integration business toward a focus on selling ClaimMatrix systems for the Coverage Provider industry.

OPERATING EXPENSES

     Selling, general and administration expenses increased 291% to $1,478,000 for the First Half 1996, compared to $502,000 for the First Half 1995. The increase for the First Half 1996 compared to the First Half 1995 is related to a proportionate increase in the number of personnel engaged in sales, marketing and general administration activities together with higher expenditures for marketing and sales activities. The totals for the First Half 1996 are exclusive of $239,000 in software development costs capitalized during the period.

INTEREST EXPENSE - NET

     Interest expense (net) increased to $146,000 for First Half 1996, compared to $132,000 for First Half 1995. Because the Company paid off all of its existing debt at the closing of the IPO, interest expense is not expected to be significant for the remainder of 1996.

NET INCOME (LOSS)

     The Company reported a net loss of $1,364,000 for the First Half 1996 as compared to a net gain of $103,000 for the First Half 1995, or ($.36) and $.03 per share, respectively. The increased loss was due to lower revenues and higher expense levels, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was ($825,000) and ($151,000) in First Half 1996 and First Half 1995, respectively. In the First Half 1996, net cash used by operating activities consisted primarily of the net loss for the period offset by depreciation and amortization expense and a decrease in accounts receivable balances.

     Net cash provided by (used by) investing activities was ($450,000) and $183,000 in the First Half 1996 and First Half 1995, respectively. In the six months ended June 30, 1996, net cash used for investing activities consisted primarily of purchases of computer equipment and furniture related to the increase in the number of employees of the Company.

     Net cash provided by (used by) financing activities was $3,657,000 and ($35,000) in the First Half 1996 and First Half 1995, respectively. In June of 1996, the Company raised $6,258,000, net of offering costs, from its initial public offering of 1,400,000 shares of Common Stock. The Company has repaid all of its long-term debt obligations with the proceeds of this offering, including $1,484,000 owed to ENTEX Information Services of Colorado, Inc. and $1,160,000 owed to Bank One Colorado, N.A. The
     Company intends to use the remaining proceeds to fund the purchase of capital equipment and finance general working capital needs.

     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including but not limited to the risk that the market for imaging-based claims processing may not develop as expected, the recent introduction of ClaimMatrix which is based on client/server technology, the degree of success of the Company's market initiatives, expansion of sales in the industries to which the Company provides systems, the success of the Company in forecasting demand for the ClaimMatrix system, and the success of the Company in increasing ClaimMatrix system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, and the risk that the long length of the Company's sales cycle could delay revenues.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 11.1:
                 Statement re: Computation of per share earnings - Second Quarter 1996
              Exhibit 11.2:
                 Statement re: Computation of per share earnings - First Half
                 1996

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ImageMatrix Corporation



                                    By: /S/ Gerald E. Henderson
                                        -----------------------
                                    Gerald E. Henderson, Chief
                                    Executive Officer


Date: August 5, 1996
                                    By: /S/ Keith Brue
                                        -----------------------
                                    Keith Brue, Chief Financial Officer