Form 10QSB
period 1996-09-30
IMAGEMATRIX CORP
filed 1996-10-31
CIK 1010136

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996.

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



Commission File No.  0-20747
                     -------

                            ImageMatrix Corporation
                            -----------------------
            (Exact name of registrant as specified in its charter)

Colorado                                                              84-1313108
--------                                                              ----------
(State or jurisdiction of                (I.R.S. Employer identification Number)
 Incorporation or Organization)


400 S. Colorado Blvd. - Suite 500, Denver, CO                              80222
---------------------------------------------                              -----
   (Address of principal executive offices)                           (Zip code)

                                (303) 399-3700
                                --------------
               (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


The registrant had 4,638,772 shares of common stock outstanding as of October 25, 1996.


Transitional Small Business Disclosure Format:

Yes       No  X
    ---      ---

Item 1.  Financial Statements
         --------------------
                            ImageMatrix Corporation
                          Consolidated Balance Sheet
                                (in thousands)

                                                                                   (Unaudited)
                                                                                  September 30,        December 31,
                                                                                      1996                 1995
                                                                                ------------------    ----------------
ASSETS
Current assets
  Cash and cash equivalents                                                     $           1,540     $           550
  Accounts receivable, less allowance for doubtful accounts of $25 at
    September 30, 1996 and $18 at December 31, 1995                                           229                 752
  Unbilled revenues                                                                           504                   -
  Inventory                                                                                    62                 216
  Prepaid expenses and other current assets                                                   179                  44
                                                                                ------------------    ----------------
    Total current assets                                                                    2,514               1,562

Property and equipment, at cost
  Computer equipment                                                                          519                 169
  Office furniture and leasehold improvements                                                  83                  28
                                                                                ------------------    ----------------
                                                                                              602                 197
Less:  accumulated depreciation                                                              (109)                (13)
                                                                                ------------------    ----------------
                                                                                              493                 184
Software development costs, net of accumulated amortization of $78 at
  September 30, 1996 and $0 at December 31, 1995                                              338                   -
Other assets, net of accumulated amortization of $47 at
  September 30, 1996 and $15 at December 31, 1995                                              64                 176
                                                                                ------------------    ----------------
Total assets                                                                     $          3,409      $        1,922
                                                                                ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable and accrued expenses                                          $            728      $          505
  Deferred revenue                                                                             49                  61
  Note payable to bank                                                                          -               1,160
  Note payable to ENTEX Information Services of Colorado, Inc.                                  -               1,484
                                                                                ------------------    ----------------
    Total current liabilities                                                                 777               3,210
Stockholders' equity (deficit)
  Preferred stock, no par value, 5,000,000 shares authorized,
    no shares issued or outstanding                                                             -                   -
  Common stock, no par value, 20,000,000 shares authorized,
    4,638,772 shares issued and outstanding at September 30, 1996
    and 3,265,193 shares issued and outstanding at December 31, 1995                        5,106              (1,141)
  Deferred compensation, net of accumulated amortization of $38 at
    September 30, 1996 and $0 at December 31, 1995                                            (62)               (100)
  Retained deficit                                                                         (2,412)                (47)
                                                                                ------------------    ----------------
    Total stockholders' equity (deficit)                                                    2,632              (1,288)
                                                                                ------------------    ----------------
Total liabilities and stockholders' equity                                       $          3,409      $        1,922
                                                                                ==================    ================

See notes to Unaudited Consolidated Financial Statements.

                            ImageMatrix Corporation
                     Consolidated Statement of Operations
                                  (Unaudited)
            (in thousands, except share and per share information)

                                                              Pro Forma                                     Pro Forma
                                                                Three                                      Nine Months
                                     Three Months Ended      Months Ended         Nine Months Ended           Ended
                                        September 30,        September 30,           September 30,         September 30,
                                     1996          1995           1995            1996          1995            1995
                                 ------------- ------------ ---------------  -------------- ------------- ---------------
Revenue:
  System sales                    $       666   $      394   $         881    $      2,100   $       455   $       3,189
  Service contracts and other             102           11              19             330            11             125
                                 ------------- ------------ ---------------  -------------- ------------- ---------------
Total revenue                             768          405             900           2,430           466           3,314

Cost of revenue:
  System sales                            525          293             579           1,595           359           2,085
  Service contracts and other              58            -               6             257             -             160
                                 ------------- ------------ ---------------  -------------- ------------- ---------------
Total cost of revenue                     583          293             585           1,852           359           2,245

Gross Profit:
  System sales                            141          101             302             505            96           1,104
  Service contracts and other              44           11              13              73            11             (35)
                                 ------------- ------------ ---------------  -------------- ------------- ---------------
Total gross profit                        185          112             315             578           107           1,069

Selling, general
  and administrative expenses           1,162          117             238           2,641           211             752
Depreciation and amortization              43            -              14             166             7               7
                                 ------------- ------------ ---------------  -------------- ------------- ---------------
Operating income (loss)                (1,020)          (5)             63          (2,229)         (111)            310

Other income (expense):
  Interest - net                           18          (12)           (100)           (139)         (135)           (233)
  Other non-operating income                1           12              11               3            12              12
  Net realized gain
    on sale of assets                       -            -               -               -           347               -
                                 ------------- ------------ ---------------  -------------- ------------- ---------------
Net income (loss) before
   income taxes                        (1,001)          (5)            (26)         (2,365)          113              89
Provision for income taxes                  -            -               -               -            18               -
                                 ------------- ------------ ---------------  -------------- ------------- ---------------
Net income (loss)                     $(1,001)      $   (5)      $     (26)     $   (2,365)  $        95   $          89
                                 ============= ============ ===============  ============== ============= ===============
Net income (loss) per
  common share                        $ (0.22)      $    -       $   (0.01)     $   (0.59)   $      0.03   $        0.02
                                 ============= ============ ===============  ============== ============= ===============
Weighted average shares
   outstanding                      4,639,000    3,575,000       3,575,000       4,035,000     3,575,000       3,575,000
                                 ============= ============ ===============  ============== ============= ===============

See notes to Unaudited Consolidated Financial Statements.

                            ImageMatrix Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                              September 30,        September 30,
                                                                                  1996                1995
                                                                           -----------------   ------------------
Operating activities
Net income (loss)                                                          $        (2,365)    $              95
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                         244                    7
  Net realized gain on sale of net assets                                                 -                (347)
  Changes in operating assets and liabilities:
      Accounts receivable                                                               523                    7
      Unbilled revenue                                                                (504)                    -
      Inventory                                                                         154                (154)
      Prepaid expenses and other current assets                                       (135)                (135)
      Accounts payable, accrued liabilities and deferred income                         249                  624
      Other assets                                                                      (2)                (110)
                                                                           -----------------   ------------------
Net cash used in operating activities                                               (1,836)                 (13)

Investing activities
Proceeds from sale to ENTEX Information Services, Inc.                                    -                  118
Purchase of net assets of ENTEX Information Services, Inc.
   plus expenses totaling $66                                                             -                (787)
Purchases of computer equipment and furniture                                         (405)                 (23)
Software development costs                                                            (416)                    -
Proceeds from disposal of discontinued operations                                         -                  292
                                                                           -----------------   ------------------
Net cash used in investing activities                                                 (821)                (400)

Financing activities
Proceeds from the issuance of common stock                                            6,329                1,201
Repayment of note payable to bank                                                   (1,160)                (280)
Repayment of note payable to ENTEX Information Services, Inc.                       (1,484)                    -
Repayment of amount due to principal stockholder                                       (38)                 (83)
                                                                           -----------------   ------------------
Net cash provided by financing activities                                             3,647                  838

Net increase in cash and cash equivalents                                               990                  425
Cash and cash equivalents at beginning of period                                        550                    5
                                                                           -----------------   ------------------
Cash and cash equivalents at end of period                                 $          1,540    $             430
                                                                           =================   ==================

See notes to Unaudited Consolidated Financial Statements.

                            IMAGEMATRIX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

1.   Basis of Presentation
         The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of its financial position at September 30, 1996 and the results of its operations for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995, both actual and pro forma. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results for a full year.

2.    Pro Forma Statement of Operations
         The pro forma statement of operations for the three-month and nine-month periods ended September 30, 1995 assumes operations of the Imaging Division of Random Access, Inc. (the "Imaging Division") had been owned by the Company for the entire three-month and nine-month periods. However, historical combined results may not be comparable to, or indicative of, future performance. The pro forma statement of operations for the three-month and nine-month periods ended September 30, 1995 include adjustments to (i) eliminate goodwill amortization expense during the period the Imaging Division was owned and operated by Random Access, Inc. ("Random"); (ii) record interest expense during the period February 16, 1995 through August 30, 1995 on the note payable issued in conjunction with the acquisition of the assets of the Imaging Division by ImageMatrix Corporation on August 30, 1995; (iii) eliminate the gain on sale of assets recorded at February 15, 1995 by Documatrix Corporation (predecessor to ImageMatrix Corporation) as a result of its sale to Random of the assets that became the Imaging Division; and (iv) eliminate the alternative minimum tax (AMT), as ImageMatrix Corporation's AMT loss carryforward would not have been used if the sale to Random had not occurred.

3.   Revenue Recognition Policy
         Revenues from contracts extending over a period of time, which are being performed on a firm price basis, are recognized on the percentage of completion method. The Company's basis for measuring the extent of progress toward completion is the ratio of costs incurred to total estimated costs. Revenues from the sale of software licenses and hardware products are recognized at the time of shipment unless significant future obligations remain. Post-contract service contracts are recorded as unearned maintenance fees and recognized as revenue ratably over the contract period. Costs associated with post-sale obligations are accrued and recognized as expense ratably over the contract period.

4.   Software Development Costs
         The costs incurred internally to develop computer software products to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. Once technological feasibility of the related software products has been established, computer software development costs are capitalized and reported at the lower of amortized cost or net realizable value. When a product is ready for general release, its capitalized costs are amortized based on current period revenue generated to total anticipated revenue expected for the product with an annual minimum amortization equal to the straight-line method of amortization over three years. The Company capitalized approximately $416,000 of software development costs related to the Company's ClaimMatrix(TM) product during the nine-month period ended September 30, 1996.

5.    Notes Payable To Bank

         As of December 31, 1995, the Company owed $1,160,000 to Bank One, Colorado, N.A. This note, plus accrued interest, was paid in full out of the net proceeds of the initial public offering (IPO) during the month of June 1996.

6.    Notes Payable To ENTEX

         As of December 31, 1995, the Company owed $1,484,000 to ENTEX Information Services, Inc. of Colorado, Inc. This note, plus accrued interest, was paid in full out of the net proceeds of the IPO during the month of June 1996.

7.   Offering Costs

         During the nine months ended September 30, 1996, the Company incurred additional costs related to the public offering of the Company's common shares. Offering costs, totaling $756,000, were netted against the proceeds received from the sale of 1,400,000 common shares as a result of the IPO.

8.  Newly Implemented Accounting Standard

         On January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impact of the adoption of this Statement was not material to the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

OVERVIEW

         ImageMatrix Corporation (the "Company") designs, sells, and installs computerized document imaging and workflow control systems which improve productivity and customer service for health maintenance organizations ("HMOs"), health insurance companies, and businesses and associations in financial, communications, engineering and other industries. Development of its core product, known as ClaimMatrix(TM), continues and the installation of the first ClaimMatrix(TM) system was successfully completed in October 1996.

         In June 1996, the Company raised $6,329,000, net of offering costs, from its initial public offering of 1,400,000 shares of Common Stock (the "IPO").

         In August 1995 the Company acquired the imaging business of Entex Information Services, Inc. of Colorado, Inc. ("ENTEX"). The imaging business had been acquired by ENTEX from Documatrix Corporation, a company controlled by the Company's president, on February 15, 1995. As Documatrix and the Company had no operations from February 16, 1995 through August 30, 1995, pro forma results of operations incorporating the financial statements of Documatrix Corporation and the imaging division of ENTEX as predecessor companies are being compared to 1996 actual results of operations for the three- and the nine-month periods ended September 30, 1996.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to pro forma three months ended September 30, 1995

Revenues

         Revenues for Third Quarter 1996 are comprised of revenues recognized in conjunction with the delivery of a ClaimMatrix(TM) system sold during the three months ended June 30, 1996 plus revenues related to the delivery of general non-health care imaging systems. Total revenues were $768,000 for the three months ended September 30, 1996 ("Third Quarter 1996"), compared to $900,000 for the pro forma three months ended September 30, 1995 ("Third Quarter 1995"), a decrease of 14.7%. Revenues from system sales totaled $666,000 for Third Quarter 1996, compared to $881,000 for Third Quarter 1995, representing a decrease of 24.4%. The decrease in total revenues and revenues from system sales is due to lower sales volume in the general system integration segment of the business as the Company shifted its business strategy from that segment to focusing primarily on developing its ClaimMatrix(TM) product. The installation of the Company's first ClaimMatrix(TM) system, which was initiated in June 1996, was completed in October 1996 and will serve as a reference site for the Company's products in the future.

         Because the Company's marketing and sales efforts will continue to be focused primarily on its customized products in the health care industry, revenues from custom-designed systems for the general system integration market are expected to become a smaller portion of revenues in relation to the total.

         Revenues from service contracts and other totaled $102,000 in Third Quarter 1996 compared to $19,000 in Third Quarter 1995. This increase in revenue was due to the increased number and average contract price of service contracts sold during Third Quarter 1996.

Cost of revenues and resulting gross margin results

         Cost of sales decreased to $583,000 in the Third Quarter 1996 compared to $585,000 in the Third Quarter 1995.

         Cost of system sales decreased 9.3% to $525,000 in the Third Quarter 1996 from $579,000 in the Third Quarter 1995. The decrease in cost of system sales was the result of lower sales volume due to the shift in the Company's business focus away from general systems integration projects. As previously stated in Note 4 above, capitalized costs are amortized based on current period revenue generated to total anticipated revenue expected for the product with annual minimum amortization equal to the straight-line method of amortization over three years. Accordingly, the Company amortized $55,000 of these development expenses during the Third Quarter 1996. This had the effect of increasing costs and reducing gross margins on system sales.

         Cost of service contracts and other rose to $58,000 in the Third Quarter 1996 from $6,000 in the Third Quarter 1995. The increase is due to the impact of having additional service contracts in place during the Third Quarter 1996 compared to Third Quarter 1995

         Gross profit decreased 41.3% to $185,000 (24.1% of total revenue) in the Third Quarter 1996 from $315,000 (35.0% of total revenue) in the Third Quarter 1995. Cost of system sales in Third Quarter 1996, excluding the amortization of ClaimMatrix(TM) software, was $470,000 resulting in a direct gross margin of 29.4% of total system revenue in the Third Quarter of 1996, compared to the 21.2% reported below.

         Gross profit from system sales totaled $141,000 (21.2% of total system sales revenue) in the Third Quarter 1996 and $302,000 (34.3% of total system sales revenue) in the Third Quarter 1995, respectively. This decrease in gross profit is due to lower sales volume, as well as to the additional $55,000 in ClaimMatrix(TM) software amortization expenses recorded during the period.

         Gross profit from service contracts and other totaled $44,000 (43.1% of sales from service contracts and other) and $13,000 (68.4% of sales from service contracts and other) in the Third Quarter 1996 and Third Quarter 1995, respectively. The increase in gross profit is primarily the result of additional service contract costs during the Third Quarter of 1996.

Operating expenses

         Selling, general and administration expenses increased to $1,162,000 for the Third Quarter 1996, compared to $238,000 for the Third Quarter 1995. The increase is related to the addition of office space and personnel engaged in sales, marketing, product development, and general administration activities. The Company expects selling, general and administrative expenses to increase during the remainder of 1996 as the Company increases its marketing and sales efforts in connection with the sale of ClaimMatrix(TM) systems.

Interest expense - net

         The Company recorded interest income in the amount of $18,000 for the Third Quarter 1996 compared to interest expense in the amount of $100,000 for the Third Quarter 1995. The difference is primarily due to the retirement of all notes payable immediately after completion of the IPO in June 1996. Excess cash resources available since the IPO have been invested in interest-bearing securities.

Net loss

         The Company reported a net loss of $1,001,000 ($0.22 per share) for the Third Quarter 1996 as compared to a net loss of $26,000 ($0.01 per share) for the Third Quarter 1995. The increased loss was due to lower revenues and higher expense levels as the Company moved away from general systems integration business toward the development of ClaimMatrix(TM).

Nine months ended September 30, 1996 compared to pro forma nine months ended September 30, 1995

Revenues

         Revenues were $2,430,000 for the nine months ended September 30, 1996 ("First Three Quarters of 1996") and were $3,314,000 for the pro forma nine months ended September 30, 1995 ("First Three Quarters of 1995"), a decrease of 26.7%.

         Revenues from system sales decreased 34.1% to $2,100,000 for the First Three Quarters of 1996 from the $3,189,000 reported for the First Three Quarters of 1995. The decrease in system sales is primarily due to the fact that the Company was not engaged in comparable large ongoing general systems integration contracts during the First Three Quarters of 1996. Revenues from system sales for the First Three Quarters of 1995 included $1,032,000 of revenue recognized in conjunction with a major contract, plus $2,157,000 of system sales from other projects. Total revenues for the First Three Quarters of 1996 included $602,000 of revenue recognized from the sale of a ClaimMatrix(TM) system, plus $1,498,000 of system sales from other projects. Revenue for the First Three Quarters of 1996 included $1,317,000 (63% of total revenue) from five major customers.

         Revenues from service contracts and other increased significantly to $330,000 in the First Three Quarters of 1996 from $125,000 in the First Three Quarters of 1995. The increase in service contract revenue from First Three Quarters of 1995 to First Three Quarters of 1996 is due to the increased number and average contract price of service contracts during the 1996 period.

Cost of revenues and resulting gross margin results

         Cost of sales declined 17.5% to $1,852,000 in the First Three Quarters of 1996 from $2,245,000 in the First Three Quarters of 1995. Cost of system sales totaled $1,595,000 and $2,085,000 in the First Three Quarters of 1996 and First Three Quarters of 1995, respectively, representing a decrease of 23.5%. The decrease in total cost of sales and cost of system sales is related to lower sales volume in the First Three Quarters of 1996 versus the First Three Quarters of 1995.

         Cost of service contracts and other rose to $257,000 in the First Three Quarters of 1996 from $160,000 in the First Three Quarters of 1995. This increase in costs is related to the increased number of service contracts.

         Gross profit was $578,000 (23.8% of revenue) in the First Three Quarters of 1996 and $1,069,000 (32.3% of revenue) in the First Three Quarters of 1995, representing a decrease of 45.9%. Gross profit from system sales totaled $505,000 and $1,104,000 in the First Three Quarters of 1996 and First Three Quarters of 1995, respectively. This is a decrease of 54.3%, while gross margin from system sales decreased to 24.0% from 34.6% over the same periods.

         Gross profit from service contracts and other totaled $73,000 in the First Three Quarters of 1996 compared to negative gross profit of $35,000 in the First Three Quarters of 1995. The improved gross profit from service contracts and other is due a greater number of service contracts during the First Three Quarters of 1996.

Operating expenses

         Selling, general and administration expenses increased significantly to $2,641,000 for the First Three Quarters of 1996, compared to $752,000 for the First Three Quarters of 1995. The increase for the First Three Quarters of 1996 compared to the First Three Quarters of 1995 is related to an increase in the number of personnel engaged in sales, marketing and general administration activities together with higher expenditures for marketing and sales activities. Also included in selling, general and administrative expenses for the First Three Quarters of 1996 is $348,000 related to the utilization of the professional services staff in sales, product development and training efforts. The totals for the First Three Quarters of 1996 are exclusive of $416,000 in software development costs capitalized during the period.

Interest expense - net

         Interest expense - net decreased to $139,000 for First Three Quarters of 1996, compared to $233,000 for First Three Quarters of 1995. Because the Company paid off all of its existing debt at the closing of the IPO, interest expense is not expected to be significant for the remainder of 1996.

Net income (loss)

         The Company reported a net loss of $2,365,000 ($0.59 per share) for the First Three Quarters of 1996 as compared to net income of $89,000 for the First Three Quarters of 1995 ($0.02 per share). The increased loss was due to lower revenues and higher expense levels, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $1,836,000 and $13,000 in First Three Quarters of 1996 and First Three Quarters of 1995, respectively. In the First Three Quarters of 1996, net cash used in operating activities consisted primarily of the net loss for the period offset by depreciation and amortization expense and a decrease in accounts receivable balances and an increase in accounts payable and accrued expenses.

         Net cash used in investing activities was $821,000 and $400,000 in the First Three Quarters of 1996 and First Three Quarters of 1995, respectively. In the nine months ended September 30, 1996, net cash used in investing activities consisted primarily of purchases of computer equipment and furniture related to the increase in the number of employees of the Company and occupation of additional office space.

         Net cash provided by financing activities was $3,647,000 and $838,000 in the First Three Quarters of 1996 and First Three Quarters of 1995, respectively. In June 1996, the Company raised $6,329,000, net of offering costs, from the IPO. The Company has repaid all of its long-term debt obligations with the proceeds of this offering, including $1,484,000 owed to ENTEX Information Services of Colorado, Inc., and $1,160,000 owed to Bank One, Colorado, N.A. The Company intends to use the remaining proceeds to fund the purchase of computer equipment and to finance general working capital needs.

         The Company's backlog at September 30, 1996 is approximately $327,000, including approximately $38,000 included in deferred revenue at the same date. The sales cycle of ClaimMatrix(TM) systems is running longer than originally anticipated. Management had originally anticipated that the average sales cycle for the ClaimMatrix(TM) system would take from two to four months. Based on recent experience, management now anticipates that the sales cycle will typically take between four and six months. The results of that change have slowed the market development and the anticipated increase in revenues from the ClaimMatrix(TM) system and caused a greater use of capital resources than anticipated. Management believes that its current capital resources are adequate, given current operations and anticipated developments in the next two quarters. However, if revenues continue to be lower than anticipated, the Company may find it necessary to borrow money, sell additional securities or perform a combination of both. The result of such a change in capitalization could adversely effect future earnings due to increased interest costs. Such a change in capitalization could also increase shares outstanding, thus diluting ownership of current shareholders in the Company.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the market for imaging-based claims processing may not develop as expected, the recent introduction of ClaimMatrix(TM) which is based on client/server technology, the degree of success of the Company's market initiatives, expansion of sales in the industries to which the Company provides systems, the success of the Company in forecasting demand for the ClaimMatrix(TM) system, the success of the Company in increasing ClaimMatrix(TM) system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the long length of the Company's sales cycle could delay revenues, and those risks and uncertainties discussed more completely in the Company's Form SB-2 registration statement.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

            Exhibit Number               Description of Exhibit
            --------------               ----------------------

               3.1         Amended and Restated Articles of Incorporation.
                           (Incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (No. 333-1990)).

               3.2 Bylaws of Registrant. (Incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (No. 333-1990)).

               4.1         Form of certificate for shares of Common Stock.
                           (Incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (No. 333-1990)).

               4.2         Form of Warrant Agreement and Redeemable Warrant.
                           (Incorporated by reference from Exhibit 4.2 to the Registrants Registration Statement on Form SB-2 (File No. 333-1990)).

               10.1 Employment Agreement dated December 29, 1995 by and between ImageMatrix Corporation and Gerald E. Henderson. (Incorporated by reference from Exhibit
                           10.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.2 Severance Agreement dated December 29, 1995 by and between ImageMatrix Corporation and Dennis C. Hefter. (Incorporated by reference from Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.3 Letter Agreement dated December 21, 1995 by and between ImageMatrix Corporation and Blair W. McNea. (Incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.4 ImageMatrix Corporation Founders and Consultants Stock Option Plan. (Incorporated by reference from
                           Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.5        ImageMatrix Corporation 1996 Stock Option Plan.
                           (Incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

            Exhibit Number               Description of Exhibit
            --------------               ----------------------

               10.6 ImageMatrix Corporation Stock Option Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.7 Asset Purchase Agreement dated August 30, 1995 by and among Documatrix Acquisition Corporation, Random Access, Inc. and Gerald E. Henderson. (Incorporated by reference from Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 (File No. 333-
                           1990)).

               10.8 Authorized Reseller Agreement dated February 21, 1996 by and between ImageMatrix Corporation and Optika Imaging Systems, Inc. (Incorporated by reference from
                           Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.9 Reseller Agreement dated January 8, 1996 by and between ImageMatrix Corporation and FileNet Corporation. (Incorporated by reference from Exhibit
                           10.9 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.10 Asset Purchase Agreement dated February 15, 1995 by and among Random Access, Inc., Documatrix Corporation and Gerald E. Henderson. (Incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               10.11 Change in Terms Agreement dated December 27, 1995 by and among Bank One Colorado, N.A., Gerald E. Henderson, Carolyn Lee Henderson and Documatrix Corporation, as amended by Change in Terms Agreement dated February 29, 1996 by and among Bank One Colorado, N.A., Gerald E. Henderson, Carolyn Lee Henderson, Documatrix Corporation and ImageMatrix Corporation. (Incorporated by reference from Exhibit
                           10.11 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

               11.1 Statement re: Computation of per share earnings over the period July 1, 1996 to September 30, 1996

               11.2 Statement re: Computation of per share earnings over the period January 1, 1996 to September 30, 1996

        (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 ImageMatrix Corporation

                                 By:  /s/ Gerald E. Henderson
                                      --------------------------------
                                 Gerald E. Henderson, President and Chief
                                 Executive Officer (Principal Executive Officer)

Date: October 30, 1996

                                 By:  /s/ Keith Brue
                                      --------------------------------
                                 Keith Brue, Chief Financial Officer
                                 (Principal Financial Officer)

                            IMAGEMATRIX CORPORATION
                                 EXHIBIT  11.1
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
              Over the period July 1, 1996 to September 30, 1996

                                                                                              Allocation
                                                                                              -
                                                                                              Days          Calculation
                                                                                              ----          -----------


Total shares issued and outstanding from June 4, 1996 through               4,638,772
 September 30, 1996

    Note: Common stock equivalents have been excluded from the calculation from June 4, 1996 through September 30, 1996 as these common stock equivalents are anti-dilutive.

    Total shares to be used in computing                                 ------------
      income per share subsequent to June 4, 1996                           4,638,772      X      91   =    422,128,252
                                                                         ============           ----        -------------
                                                                                                  91        422,128,252
                                                                                                ====        =============

                                                                              Divided       by                       91
                                                                                                            -------------
                                                        TOTAL WEIGHTED AVERAGE SHARES O/S -
                                                        July 1 through September 30, 1996                     4,638,772
                                                                                                            =============

                            IMAGEMATRIX CORPORATION
                                 EXHIBIT  11.2
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
             Over the period January 1, 1996 to September 30, 1996

                                                                                           Allocation -
                                                                                             Days              Calculation
                                                                                             ----              -----------

Applicable Common Shares:
 Net effect of common stock - based on the treasury stock method using the IPO price of $5.75

   Shares issued during 1995                                                3,265,193
   Less: Treasury stock assumed purchased
    Net stock proceeds                                    1,201,000
    Divided by: IPO price                                     $5.75
                                                         ----------
                                                                             (208,870)
Net effect of common stock options - based on the treasury
 stock method using the IPO price of $5.75:
   Shares assumed issued for stock options                                    940,759
   Less: Treasury stock assumed purchased
    Options having an exercise price below IPO price        940,759
    Multiplied by: Option Price                               $2.58
                                                         ----------
                                                          2,427,158
    Divided by: IPO price                                     $5.75
                                                         ----------
                                                                             (422,114)

    Total shares to be used in computing                                 ------------
      income per share prior to June 4, 1996                                3,574,968      X      155   =      554,120,040
                                                                         ============


Total shares issued and outstanding from June 4, 1996
 through September 30, 1996                                                 4,638,772

     Note: Common stock equivalents have been excluded from the calculation from June 4, 1996 through September 30, 1996 as these common stock equivalents are anti-dilutive

     Total shares to be used in computing                                ------------
       income per share subsequent to June 4, 1996                          4,638,772            X118   =      547,375,096
                                                                         ============            ----        -------------
                                                                                                  273        1,101,495,136
                                                                                                 ====

                                                                              Divided by                               273
                                                                    TOTAL WEIGHTED AVERAGE SHARES            -------------
                                                                    O/S- January 1 through September 30,
                                                                    1996                                         4,034,781

                                                                                                             =============