Form 10KSB
period 1996-12-31
IMAGEMATRIX CORP
filed 1997-04-15
CIK 1010136

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________.
                        COMMISSION FILE NUMBER 0-12471

                            IMAGEMATRIX CORPORATION
            (Exact name of registrant as specified in its charter)

     COLORADO                                                84-1313108
(State of incorporation)                    (I.R.S. Employer Identification No.)

     400 S. COLORADO BLVD., SUITE 500, DENVER, COLORADO           80222
          (Address of principal executive offices)             (Zip Code)

                                (303) 399-3700
                          (Issuers telephone number)

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                              TITLE OF EACH CLASS
                                     None
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                     None

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Stock (no par value)
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]                   No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Issuer's revenues for most recent fiscal year  $3,119,000

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock at March 20, 1997 was $4,143,000. The number of shares outstanding at March 20, 1997 was 4,922,834.

DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Proxy Statement to be filed is incorporated by reference into
Part III of this report.

     Transitional Small Business Disclosure Format:
                       Yes [_]                   No [X]

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

ImageMatrix Corporation (the Company), was incorporated in July 1995. The Company designs, markets and installs document imaging and work flow systems which improve productivity and customer service for health maintenance organizations (HMOs), health insurance companies, third-party administrators
(TPAs), workers compensation organizations, dental providers and preferred provider organizations (PPOs). These organizations are collectively known as Managed Care Organizations (MCOs). The Company's imaging systems integrate the Company's proprietary software as well as components manufactured by third party imaging software, hardware and peripheral vendors. The Company has developed a suite of software products including, CaptureMatrix /(TM)/, ClaimMatrix /(TM)/ and ServiceMatrix /(TM)/. CaptureMatrix /(TM)/ is a document capture, storage and retrieval system. ClaimMatrix /(TM)/ performs imaging-based workflow claims processing. ServiceMatrix /(TM)/ is planned to be released in June 1997 and will enable customer service departments to resolve customer inquiries in a rapid, cost-efficient manner. Installation of the first ClaimMatrix/(TM)/ system was successfully completed in October 1996. The second ClaimMatrix/(TM)/ system entered the installation stage in December 1996 and that installation is expected to be complete in second quarter 1997.

PRODUCTS AND SERVICES

CaptureMatrix /(TM)/ CaptureMatrix/(TM)/ converts paper-based claims and their
--------------------
accompanying documents into digital images. It streamlines and automates data entry tasks and reduces the cost of claims data entry by means of zone-based indexing, OCR, and intelligent document management. The price range for CaptureMatrix/(TM)/ is typically in the $100,000 to $350,000 range. Software features include:

        . Database lookups - CaptureMatrix/(TM)/ can integrate with any database system to perform real-time data verification
        . Batch processing - documents are processed in batches, streamlining the capture and indexing process in the system
        . Zone-based indexing - the product automatically zooms in and highlights zones on the document for quick location of the data to be keyed
        . Host file extraction - the product can output a file for direct upload to a host, speeding the data interface process

ClaimMatrix /(TM)/ ClaimMatrix/(TM)/ is specifically designed to automate the
------------------
processing of claims, enrollment forms, EDI claims and phone inquiries. ClaimMatrix/(TM)/ provides MCOs with a turnkey software system which automates the processing, case management and payment of paper claims (converted by the system to digital form) and EDI claims. The system is designed to interface with the client's host system, accessing data and processing claims within the scope of the client's overall information system infrastructure. Rules-based routing allows claims processing departments to methodically and efficiently process claims. The benefit for most organizations is an expected payback on investment ranging from 12 to 24 months. The price range for ClaimMatrix/(TM)/ is, on average, approximately $450,000. However, differences in the size of the installation can cause the price to vary from $250,000 to over $4,000,000. Software features include:

        .  Automatic processing of claims documents on-line
        . Automated routing based on document types, exception codes, or other data
        . Access to document archives for searching and reviewing other claims and member-related documents
        .  Rapid access to claims information
        . Prioritization and escalation of claims (to ensure rapid turnaround time)
        .  Integration with the host adjudication system

ServiceMatrix /(TM)/ (planned release in June 1997). ServiceMatrix /(TM)/ will
--------------------
enable customer service departments to resolve customer inquiries in a rapid, cost-efficient manner. The product offers a variety of features to improve both administrative productivity and customer service representative's overall work performance. However, differences in the size of the installation can cause the price to vary from $150,000 to $450,000. Software features include:

        . Call tracking for members, providers, internal employees, etc. . Electronic routing of information
        .  Assignment of deadlines, to ensure prompt service
        .  Tracking of all contacts and answers to their questions
        .  Access to documents, whether archived or still in process
        . Viewing the managed care workflow to answer questions regarding status

Professional Services. In order to ensure customer satisfaction, the Company provides system design, installation, integration and other post-installation services to end-users directly for CaptureMatrix /(TM)/ and ClaimMatrix/(TM)/ products. In addition, the Company provides training to end-users on the features and functions of these products.

Installation and Integration Services. The Company provides system analysis recommendations, project management, site preparation, customization, systems integration and installation services for its customers. The Company believes that the quality of its installation and integration services is crucial to its success and that it has a competitive advantage due to its expertise in this area. In 1997, the Company anticipates signing one or more agreements with third party systems integrators to install the Company's systems. The Company believes it can accelerate the number of additional clients by using integration partners to install its systems.

Post-Installation Services. The Company's post-installation services include routine software and hardware maintenance, user assistance and a software product upgrade release program. These services are provided under the terms of the Company's renewable maintenance agreements, fees for which are generally based upon a percentage of the originally installed systems cost.

DISTRIBUTION

The Company currently markets its products and services directly through its own sales organization. The Company has sales offices in Denver, Colorado; Bellevue, Washington; Atlanta, Georgia; Birmingham, Alabama; Minneapolis, Minnesota; Shelton, Connecticut; Raleigh, North Carolina; St. Louis, Missouri; San Antonio, Texas; and San Francisco, California. The Company supports its products through advertising, focused marketing, publishing articles and technical papers on the products and by participating in MCO trade shows.

For direct and indirect sales, the Company's sales efforts focus on MCOs which have (i) adequate capital resources to purchase the products, (ii) an information system infrastructure in place to allow the integration of imaged documents into the workflow of the organization and (iii) adequate size to leverage the productivity benefits of the system.

The Company directs its sales and marketing efforts at the thousands of MCOs that could benefit from the productivity impacts of the Company's products. The Company's sales force practices a solution selling focus with a cost justification basis, generally demonstrating a 12 to 24 month payback period relative to the system cost. The Company believes that the key value of its system lies in (i) productivity enhancements through reduced payroll and operating costs and higher output within current staffing levels and (ii) enhanced customer service capabilities.

The Company has begun marketing its products through referral and finder's fee relationships with large HCIS accounting, plan administration and general information system (IS) vendors in the managed care segment of the market. In February 1997, the Company signed a Market Development and Reciprocal Referral Agreement with Health Systems Design Corporation (HSDC). This agreement provides for the mutual referral of the Company's and HSDC's clients.

In 1996, the Company spent approximately $1,650,000 and plans to spend approximately $3,100,000 in 1997 on sales and marketing efforts.

COMPETITION

The Company is in a competitive industry that may be affected by rapid changes in technology and spending patterns in the business and institutional client sectors. Most of the Company's competitors have greater financial and technological resources and have more established sales and marketing organizations than the Company.

Competitors include: (i) MACESS Corporation, (ii) regional imaging integrators,
(iii) imaging software companies which sell imaging systems either partially or exclusively on a direct basis such as FileNet, Optika, ViewStar, International Business Machines (IBM) and Eastman Kodak Corporation, (iv) business solutions consultants with a national presence such as Andersen Consulting, Electronic Data Systems (EDS), Perot Systems and TRW and (v) numerous small imaging integrators.

The Company believes that the principal competitive factors in its market are system features and reliability, the referent installed base of customers, price, sales and marketing efforts, and the reputation for customer service.

SUPPLIERS

The Company must be approved as an authorized dealer by many of the vendors of the components that the Company utilizes in its business. In the case of MicroSoft(R), Oracle(R), FileNet(R) and KOFAX(R), the Company's vendor authorizations are an important requirement to the current operations and future strategies. Dealer agreements typically provide that a dealer may be terminated with cause upon as little as 30 days notice. The Company's current dealer agreements generally last one year. Vendors have regularly renewed the Company's dealer agreements; however no assurance can be given that such renewals will continue. While management does not believe that such an occurrence is likely, the loss of vendor authorizations from any of the above four vendors could have a material adverse effect on the Company's business.

The Company also purchases imaging system components including hardware and peripheral devices from other vendors and suppliers. The Company does not have any long-term agreements or commitments with the vendors or suppliers of such components, but believes that competitive sources of supply are available for such components.

DEPENDENCE UPON MAJOR CUSTOMERS

For the year ended December 31, 1996, two customers (Standard Insurance Company and Health Partners of Philadelphia) accounted for approximately 34% of total revenue. Accounts receivable from these customers totaled approximately $200,000 at December 31, 1996. Based upon the nature of the Company's business (sales of business solutions) and review of historical data, the Company believes it is likely that the revenues earned from these customers in 1996 will be replaced and exceeded by revenue from different customers in 1997.

For the year ended December 31, 1995, one customer (First Trust Corporation) accounted for approximately 51% of total revenue and a another customer (FHP International) accounted for approximately 17% of total revenue. At December 31, 1995, approximately $497,000 of the Company's accounts receivable balance was attributable to its two largest customers.

INTELLECTUAL PROPERTY

The Company regards its CaptureMatrix /(TM)/, ClaimMatrix /(TM)/ and ServiceMatrix /(TM)/ software as proprietary and relies primarily on a combination of copyrights, employee confidentiality and invention assignment agreements and distribution and software license agreements to safeguard its software products. The Company has received federal copyright registration for ClaimMatrix /(TM)/ and has filed for copyright protection for CaptureMatrix /(TM)/ and ServiceMatrix /(TM)/. The Company has not applied for patents for its software, but the Company may from time to time investigate the appropriateness of patent applications for its technology or certain aspects of its technology.

The Company does not have any federally registered service marks or trademarks. The Company has filed applications for federal service marks for the marks ImageMatrix/(TM)/, CaptureMatrix /(TM)/, ClaimMatrix/(TM)/ and

ServiceMatrix /(TM)/ and in the future may file federal applications for such other marks as the Company may originate related to further product and service developments. There is no assurance that registered service marks will be granted, or that if granted, will provide protection from conflicting uses or claims of prior use, infringement upon or confusion with another trademark.

IMPACT OF GOVERNMENT APPROVAL AND REGULATIONS

Government approval is not required for any aspect of the Company's products or services. In addition, management believes that the Company's business is unaffected by any existing or probable governmental regulations.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are focused primarily on ongoing improvements in existing software products and additional functional modules, such as ServiceMatrix /(TM)/, appropriate for the MCO industry. Disclosure of the planned software modules is not made for competitive reasons.

The Company's research and development efforts can be influenced significantly by customer requirements. New features may be customized initially for delivery to a single customer and then incorporated into future versions of the products. For the year ended December 31, 1996, the Company spent approximately $703,000 on research and development of which approximately $416,000 was capitalized. No expenditures related to direct research and development were incurred during 1995. Estimated 1997 expenditures for research and development are $650,000.

EMPLOYEES

At March 28, 1997, the Company had 39 full time employees. Thirty of the Company employees are located in Denver, Colorado. The employees are not represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and employee relations are considered to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office space for its corporate headquarters at 400 South Colorado Blvd., Suite 500, Denver, Colorado 80222. The Company believes that its facilities are suitable and adequate for its current operations. The Company houses its management, administrative, sales, system design and installation, software design and programming, training and service support and maintenance at its headquarters. The Company also leases sales offices in Bellevue, Washington; Portland, Oregon; Minneapolis, Minnesota; Atlanta, Georgia; Birmingham,
Alabama; Shelton, Connecticut; Raleigh, North Carolina; San Antonio, Texas; and San Francisco, California.

ITEM 3.  LEGAL PROCEEDINGS

At April 14, 1997, to the Company's knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol IMCX on June 4, 1996 (date of initial public offering). The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by Nasdaq since June 1996.

       Market Price                      1996
       ------------                      ----
                                    High       Low
                                   ------     ------
       First Quarter*              N/A        N/A
       Second Quarter*             $6 1/8     $4 1/2
       Third Quarter               $4 1/2     $3 1/4
       Fourth Quarter              $4 1/8     $2 3/4
*  Stock began trading on June 4, 1996.


The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

At April 9, 1997, the Company had approximately 1,000 shareholders of record. During 1996, no dividends were paid by the Company. At this time, the Company does not anticipate the payment of dividends to its common shareholders in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company), was incorporated in July 1995. The Company designs, sells and installs document imaging and work flow systems which improve productivity and customer service for health maintenance organizations
(HMOs), health insurance companies, third-party administrators (TPAs), workers compensation organizations, dental providers and preferred provider organizations. These organizations are collectively known as Managed Care Organizations (MCOs). The Company's imaging systems integrate the Company's proprietary software as well as components manufactured by third party imaging software, hardware and peripheral vendors. The Company has developed a suite of software products including, CaptureMatrix /(TM)/, ClaimMatrix /(TM)/ and ServiceMatrix /(TM)/. CaptureMatrix /(TM)/ is a document capture, storage and retrieval system. ClaimMatrix /(TM)/ performs imaging-based workflow claims processing. ServiceMatrix /(TM)/ will be released in June 1997 and will enable customer service departments to resolve customer inquiries in a rapid, cost-efficient manner. Installation of the first ClaimMatrix/(TM)/ system was successfully completed in October 1996. The second ClaimMatrix /(TM)/ system entered the installation stage in December 1996 and that installation will be complete in second quarter 1997.

In August 1995 the Company acquired the imaging business of ENTEX Information Services, Inc. of Colorado, Inc. (ENTEX). The imaging business had been acquired by ENTEX from Documatrix Corporation, a company controlled by the Company's president, on February 15, 1995. As Documatrix and the Company had no operations from February 16, 1995 through August 30, 1995, pro forma results of operations incorporating the financial statements of Documatrix Corporation and the imaging division of ENTEX as predecessor companies are being compared to the actual results of operations for the twelve-month period ended December 31, 1996.

In June 1996, the Company raised $6,247,000, net of offering costs, from its initial public offering of 1,400,000 shares of Common Stock (the IPO).

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO PRO FORMA TWELVE MONTHS ENDED DECEMBER 31, 1995 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                                         PRO FORMA
                                                            1996             1995
                                                          --------         -------
REVENUE:
  System sales                                            $ 2,704          $ 4,584
  Service contracts and other                                 415              231
                                                          -------          -------
                                                            3,119            4,815
COSTS OF REVENUES:
  Cost of revenues - systems                                2,195            3,041
  Cost of revenues - service contracts
   and other                                                  281              105
                                                          -------          -------
                                                            2,476            3,146
                                                          -------          -------

GROSS PROFIT                                                  643            1,669

Selling, general and administrative
 expenses                                                   4,191            1,264
                                                          -------          -------

OPERATING INCOME (LOSS)                                    (3,548)             405
Other income (expense):
  Interest expense                                           (110)            (269)
  Other expense                                                (5)               -
                                                          -------          -------

NET INCOME (LOSS)                                         $(3,663)         $   136
                                                          =======          =======

PER SHARE DATA:
Net income (loss)                                          $(0.87)           $0.04
                                                          =======          =======

Weighted Average Shares Outstanding                         4,189            3,575
                                                          =======          =======

REVENUES

Revenues totaled $3,119,000 for the year ended December 31, 1996 as compared to $4,815,000 for the year ended December 31, 1995, a decrease of 35.2%. Contributing largely to the decrease is the change in focus from providing system integration services related to software and hardware products manufactured by third parties to sales of the Company's products, including installation and configuration services. Beginning in 1996, the primary focus of the Company's sales and marketing efforts is sales of its software into the MCO market.

Revenues from system sales decreased 41.0% to $2,704,000 for 1996 from the $4,584,000 reported for 1995. The decrease in system sales is primarily due to the fact that the Company did not have comparable large ongoing general systems integration contracts during 1996. During 1995, a single integration contract provided $2,829,000 of revenue compared to $247,000 in 1996. As a result of the 1996 strategy, revenues from the sale of ClaimMatrix /(TM)/ systems for applications within the MCO industry totaled $1,384,000 for 1996. Revenue for 1996 included $1,065,000 (34.1% of total revenue) from two major customers, both of whom are in the MCO industry.

Revenues from service contracts and other increased 79.7% to $415,000 in 1996 from $231,000 in 1995. The increase in service contract revenue from 1995 to 1996 is due to the increased number and average contract price of service contracts during 1996. The majority of the contracts are derived from the 1995 integration customers.

COST OF REVENUES AND RESULTING GROSS MARGIN RESULTS

Cost of revenues declined 21.3% to $2,476,000 in 1996 from $3,146,000 in 1995.
Cost of system revenues totaled $2,195,000 and $3,041,000 in 1996 and 1995, respectively, representing a decrease of 27.8%. The decrease in total cost of revenues and cost of system revenues is related to lower sales volume in 1996 than 1995.

Cost of service contracts and other rose to $281,000 in 1996 from $105,000 1995. This increase in costs is related to the increased number of service contracts.

Gross profit was $643,000 (20.6% of revenue) in 1996 and $1,669,000 (34.7% of revenue) in 1995, representing a decrease of 61.5%. Gross profit from system sales totaled $509,000 (18.8% of revenue) and $1,543,000 (33.7% of revenue) in 1996 and 1995, respectively. The decrease is the result of the lower sales experienced during 1996.

Gross profit from service contracts and other totaled $134,000 and $126,000 in 1996 and 1995, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administration expenses increased 231.6% to $4,191,000 for 1996, compared to $1,264,000 for 1995. The increase in 1996 compared to 1995 is related to an increase in the number of personnel engaged in sales, marketing and administrative activities, together with higher expenditures for marketing and sales efforts. Also included in selling, general and administrative expenses for 1996 is $495,000 related to the utilization of the professional services staff in sales, product development and training efforts. The total for 1996 is exclusive of $416,000 in software development costs capitalized during the period.

INTEREST EXPENSE - NET

Interest expense - net decreased to $110,000 for 1996, compared to $269,000 for 1995. In 1995, the debt was outstanding for the entire year. In 1996, the Company incurred interest expense on its outstanding debt until June at which time the debt was retired.

NET INCOME (LOSS)

The Company reported a net loss of $3,663,000 or $0.87 per share for 1996 as compared to net income of $136,000 for 1995 or $0.04 per share. The loss in 1996 is due to lower revenue and higher expense levels, as noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,934,000 in 1996 while net cash provided by operating activities in 1995 was $224,000. In 1996, net cash used in operating activities consisted primarily of the net loss for the period offset by depreciation and amortization expense and a decrease in accounts receivable balances and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $928,000 and $517,000 in the 1996 and 1995, respectively. In the year ended December 31, 1996, net cash used in investing activities consisted primarily of purchases of computer equipment and furniture related to the increase in the number of employees of the Company and the leasing of additional office space and costs incurred to develop software.

Net cash provided by financing activities was $3,636,000 and $838,000 in 1996 and 1995, respectively. In June 1996, the Company raised $6,247,000, net of offering costs, from an IPO. The Company has repaid all of its long-term debt obligations with the proceeds of this offering, including $1,484,000 owed to ENTEX Information Services of Colorado, Inc., and $1,160,000 owed to Bank One, Colorado, N.A. The Company used the remaining proceeds to fund the development of its products and to increase its sales and marketing efforts, as well as to finance general working capital needs.

The Company has access to a $2,000,000 line of credit. The terms and conditions of this line allow the Company to borrow up to 80% of approved accounts receivable balances. At December 31, 1996, no debt was outstanding under this line.

The sales cycle of the Company's systems is running longer than originally anticipated. Management had originally anticipated that the average sales cycle for the Company's software would take from two to four months. Based on recent experience, management now anticipates that the sales cycle will typically take between six and twelve months. The results of that change have slowed the market development and the anticipated increase in revenues from the Company's software and caused a greater use of capital resources than anticipated. As a result of these conditions, the Company completed the following transactions:

1) In January 1997, the Company sold 247,000 shares of Common Stock at a price of $1.96 per share. Net proceeds to the Company relating to this transaction totaled $465,000.

2) On April 14, 1997, the Company entered into an agreement to sell 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% of the average closing price for the previous eight trading days prior to conversion. Through April 14, 1997 the Company has received $200,000 of the proceeds and anticipates receiving the remainder by April 18, 1997.

The Company's strategy is to invest heavily in its research and development and sales and marketing efforts in order to establish market leadership. This strategy has led to losses in 1996 and the Company expects this strategy will lead to losses for much of 1997. Additionally, should revenues increase significantly in 1997, capital will be required to finance the growth of working capital and fixed capital investments in addition to financing any operating losses. The Company believes the above mentioned financing activities, including its $2,000,000 line of credit, the sale of 247,000 shares of Common Stock in January 1997, the sale of the 3,300,000 shares of Series A Preferred Stock in April 1997 and its cash generated from operations will be sufficient to finance its capital needs for the next twelve months. The Company's long term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, working capital requirements, research and development expenses and capital expenditures. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue additional debt, equity or a combination of both. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the market for imaging-based claims processing may not develop as expected, the recent introduction of the Company's products which is based on client/ server technology, the degree of success of the Company's market initiatives, expansion of sales in the industries to which the Company provides systems, the success of the Company in forecasting demand for its software, the success of the Company in increasing its software system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the long length of the Company's sales cycle could delay revenues, and those risks and uncertainties discussed more completely in the Company's Form SB-2 registration statement.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
ImageMatrix Corporation

We have audited the accompanying consolidated balance sheet of ImageMatrix Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMatrix Corporation at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plan as to these matters are described in Note 1. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Ernst & Young LLP

Denver, Colorado
February 18, 1997 except for Note 8,
as to which the date is April 14, 1997

ITEM 7.  FINANCIAL STATEMENTS

                            IMAGEMATRIX CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                           1996      1995
                                                         --------   -------
REVENUE:
  System sales                                            $ 2,704   $ 1,851
  Service contracts and other                                 415       117
                                                          -------   -------
                                                            3,119     1,968
COSTS OF REVENUES:
  Cost of revenues - systems                                2,195     1,203
  Cost of revenues - service contracts
   and other                                                  281        59
                                                          -------   -------
                                                            2,476     1,262
                                                          -------   -------

Gross profit                                                  643       706

Selling, general and administrative
 expenses                                                   4,191       722
                                                          -------   -------

OPERATING LOSS                                             (3,548)      (16)
Other expense:
  Interest expense                                           (110)     (171)
  Other expense                                                (5)        -
  Net realized gain on sale of net
   assets                                                       -       347
                                                          -------   -------

Income (loss) before income taxes                          (3,663)      160
Provision for income taxes                                      -       (24)
                                                          -------   -------
NET INCOME (LOSS)                                         $(3,663)  $   136
                                                          =======   =======

PER SHARE DATA:
Net income (loss)                                         $ (0.87)  $  0.04
                                                          =======   =======

Common shares used in computing net
 income (loss) per share                                    4,189     3,575
                                                          =======   =======



See notes to consolidated financial statements.


                                               IMAGEMATRIX CORPORATION
                                              CONSOLIDATED BALANCE SHEET
                                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,
ASSETS                                                                                    1996
                                                                                   -------------------
Current assets
  Cash and cash equivalents                                                                   $    324
  Accounts receivable, less allowance for doubtful accounts of $7                                  323
  Unbilled revenues                                                                                302
  Inventory                                                                                        125
  Prepaid expenses and other current assets                                                        127
                                                                                   -------------------
    Total current assets                                                                         1,201

Property and equipment, at cost
  Computer equipment                                                                               624
  Office furniture and leasehold improvements                                                       85
                                                                                  --------------------
                                                                                                   709
Less:  accumulated depreciation                                                                   (168)
                                                                                  --------------------
                                                                                                   541
Software development costs, net of accumulated amortization of $132                                284
Other assets, net of accumulated amortization of $55                                                56
                                                                                  --------------------
TOTAL ASSETS                                                                                  $  2,082
                                                                                  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                            $    490
  Deferred revenue                                                                                  20
  Accrued payroll-related expenses                                                                 193
                                                                                  --------------------
    Total current liabilities                                                                      703
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized, no shares issued
    or outstanding                                                                                   -
  Common stock, no par value, 20,000,000 shares authorized, 4,665,897 shares
    issued and outstanding                                                                       5,139
  Deferred compensation, net of accumulated amortization of $50                                    (50)
  Accumulated retained deficit                                                                  (3,710)
                                                                                  --------------------
    Total stockholders' equity                                                                   1,379
                                                                                  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  2,082
                                                                                  ====================

See notes to consolidated financial statements.

                            IMAGEMATRIX CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                                                1996            1995
                                                                                              --------        --------
OPERATING ACTIVITIES
Net income (loss)                                                                             $(3,663)        $   136
Adjustments to reconcile income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                                   377              29
  Net realized gain on sale of net assets                                                           -            (347)
  Changes in operating assets and liabilities, net of effect from business combination and disposition:
      Accounts receivable                                                                         429             541
      Unbilled revenue                                                                           (302)              -
      Inventory                                                                                    91            (238)
      Prepaid expenses and other current assets                                                   (83)            (41)
      Accounts payable, accrued liabilities and deferred income                                   137             254
      Other assets                                                                                 80            (110)
                                                                                              --------        --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                               (2,934)            224

INVESTING ACTIVITIES
Proceeds from sale to ENTEX Information Services, Inc.                                              -             118
Purchase of net assets of ENTEX Information Services, Inc.
   plus expenses totaling $66                                                                       -            (787)
Purchases of computer equipment and furniture                                                    (512)           (140)
Software development costs                                                                       (416)              -
Proceeds from disposal of discontinued operations                                                   -             292
                                                                                              --------        --------
NET CASH USED BY INVESTING ACTIVITIES                                                            (928)           (517)

FINANCING ACTIVITIES
Issuance of common stock, net of offering costs of $1,802                                       6,280           1,201
Decrease in note payable to bank                                                               (1,160)           (280)
Decrease in note payable to ENTEX Information Services, Inc.                                   (1,484)              -
Decrease in amount due to principal stockholder                                                     -             (83)
                                                                                              --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       3,636             838

Net increase in cash and cash equivalents                                                        (226)            545
Cash and cash equivalents at beginning of period                                                  550               5
                                                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $   324         $   550
                                                                                              ========        ========

Supplemental schedule of additional cash flow information
  and non-cash activities:
     Cash paid for interest during the period                                                 $   152         $   191
     Assumption of debt by primary stockholder                                                      -              60
     Income taxes paid                                                                             18               -

See notes to consolidated financial statements.

                            IMAGEMATRIX CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               ($ IN THOUSANDS)


                                           COMMON STOCK                                        TOTAL
                                    ------------------------     DEFERRED     ACCUMULATED   SHAREHOLDERS'
                                         SHARES      AMOUNT    COMPENSATION     DEFICIT        EQUITY
                                    --------------   -------   ------------   -----------   -------------
    DOCUMATRIX CORPORATION
BALANCE, DECEMBER 31, 1994                       -   $   318              -   $    (3,003)  $      (2,685)
  Net income to July 25, 1995                    -         -              -           183             183
                                    --------------   -------   ------------   -----------   -------------
BALANCE, JULY 25, 1995                           -       318              -        (2,820)         (2,502)

    IMAGEMATRIX CORPORATION
  Reclassification of equity
    accounts on July 25, 1995                    -      (318)             -           318               -
  Assumption of liabilities in
    excess of assets acquired at
    July 25, 1995 in exchange for
    common stock (Note 1)                2,180,246    (2,502)             -         2,502               -
  Issuance of common stock to
    founders for cash (Note 4)             266,771        63              -             -              63
  Issuance of common stock to
    accredited investors for cash
    (Note 4)                               818,176     1,138              -             -           1,138
  Assumption of debt by
    primary stockholder (Note 6)                 -        60              -             -              60
  Deferred compensation related
    to sale of common stock                      -       100           (100)            -               -
  Net loss                                       -         -              -           (47)            (47)
                                    --------------   -------   ------------   -----------   -------------
BALANCE, DECEMBER 31, 1995               3,265,193    (1,141)          (100)          (47)         (1,288)

  Issuance of common stock, net of
    offering costs of $1,802             1,400,000     6,247              -             -           6,247
  Exercise of stock options                 27,125        70              -             -              70
  Deferred compensation                          -         -             50             -              50
  Stock recission (Note 4)                 (26,421)      (37)             -             -             (37)
  Net loss                                       -         -              -        (3,663)         (3,663)
                                    --------------   -------   ------------   -----------   -------------
BALANCE, DECEMBER 31, 1996               4,665,897   $ 5,139          $ (50)  $    (3,710)  $       1,379
                                    ==============   =======   ============   ===========   =============



See notes to consolidated financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ImageMatrix Corporation (the Company) designs, sells and installs document imaging and work flow systems that improve productivity and customer service for managed care organizations (MCOs). The Company's imaging systems integrate the Company's proprietary software as well as components manufactured by third party imaging software, hardware and peripheral vendors.

The Company's customer base is nationwide and is serviced from offices in Denver, Colorado; Bellevue, Washington; Atlanta, Georgia; Birmingham, Alabama; Minneapolis, Minnesota; Shelton, Connecticut; Raleigh, North Carolina; St. Louis, Missouri; San Antonio, Texas; and San Francisco, California.

Basis of Presentation

The Company, previously known as Documatrix Acquisition Corporation, was incorporated in July 1995. In July 1995, the Company acquired all of the authorized, issued and outstanding shares of Documatrix Corporation (Documatrix), a private company wholly owned by Gerald E. Henderson (President and Chief Executive Officer of the Company), in exchange for approximately 2,180,000 shares of the Company's Common Stock. As Mr. Henderson owned all of the shares of Documatrix at the acquisition date, this transaction was recorded as a combination of entities under common control and the assets and liabilities of Documatrix were recorded at Documatrix's historical cost. The operations of Documatrix have been included as a predecessor company in these financial statements and are shown as if the Company owned Documatrix for all periods presented.

On February 15, 1995, Documatrix sold substantially all of its assets and liabilities to ENTEX Information Services of Colorado, Inc. (ENTEX), formerly known as Random Access, Inc. ENTEX assumed Documatrix's net liabilities except for a $1,500,000 note payable to Bank One, Colorado N.A., which was retained by Documatrix and was subsequently included in the net liabilities of Documatrix acquired by the Company in July 1995. This note was paid in full in June 1996. The net liabilities assumed by ENTEX totaled approximately $1,459,000 and consisted primarily of accounts payable, a bank operating line of credit, and deferred revenue and was offset primarily by inventories and accounts receivable. ENTEX paid $51,000 in cash to Documatrix, agreed to make payments to Documatrix pursuant to an earnout agreement based upon the operating results of the imaging division, and agreed to make monthly payments of approximately $7,700 to Documatrix until the earlier of August 31, 1996 or the point in time that ENTEX had paid Documatrix $1,149,000 pursuant to the earnout agreement. The sum of such monthly payments totaled approximately $67,000. Documatrix did not have any significant operating activities after the sale to ENTEX.

On August 30, 1995, the Company repurchased the assets and liabilities of the imaging division of ENTEX, which were comprised primarily of the assets and liabilities, which had been previously sold in February 1995 by Documatrix to ENTEX. The Company acquired these assets and liabilities in exchange for $721,000 in cash and a note payable of approximately $1,484,000. This note was paid in full in June 1996. The Company also issued warrants to ENTEX as part of the overall consideration (see Note 4). This transaction was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired was applied to reduce the gain on the sale of the assets in February 1995. The gain on the sale of assets exceeded the excess of the purchase price over the fair value of the net assets acquired by approximately $347,000.

The following represents the summarized results of operations for Documatrix for the period from January 1, 1995 to July 24, 1995 and the summarized consolidated results of operations for the Company for the period from July 25, 1995 to December 31, 1995. The consolidated statement of operations for the year ended December 31, 1995 is comprised of both of these components.

                           JANUARY 1, 1995    JULY 25, 1995 TO       YEAR ENDED
                          TO JULY 24, 1995   DECEMBER 31, 1995   DECEMBER 31, 1995
                        ----------------------------------------------------------
REVENUE                               $ 61             $ 1,907             $ 1,968
COST OF REVENUE                        (66)             (1,196)             (1,262)
                                      ----             -------             -------
GROSS PROFIT                            (5)                711                 706
OTHER INCOME (EXPENSE)                 188                (758)               (570)
                                      ----             -------             -------
NET INCOME (LOSS)                     $183             $  (47)             $   136
                                      ====             =======             =======

The following represents the pro forma results of operations as if the transfer of the net liabilities to ENTEX from Documatrix and the subsequent acquisition of the assets and liabilities from ENTEX by the Company had never occurred (in thousands, except per share data):


                                  YEAR ENDED
                               DECEMBER 31, 1995
                               -----------------
Revenue                                   $4,815
Net income                                $  136
Net income per common share               $ 0.04

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Documatrix. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents
The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. The carrying value of the Company's cash equivalents approximates their fair market value.

Inventory
Inventory consists primarily of purchased hardware and software and is stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

Property and equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to six years.

Revenue Recognition
Revenues from contracts for system sales that extend over a period time and are performed on a fixed-price basis are recognized by applying the percentage of completion method. The Company's basis for measuring the percent of completion is the ratio of costs incurred to total estimated costs. Revenues from the sale of software licenses and hardware products are recognized at the time of shipment unless significant future obligations exist. Revenues from maintenance and support contracts are recognized ratably over the terms of the related contracts.

Software Development Costs
Software development costs are expensed until technological feasibility has been established. Costs incurred from that time until the product is available for general release to customers are capitalized. Costs of enhancing existing products are capitalized, while costs associated with routine maintenance of existing products are charged to expense as incurred. Amortization of computer software development costs begins when the product is available for use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated revenue or (2) the amount determined using the straight-line method over three years. Amortization of computer software development costs is included in cost of system sales in the accompanying consolidated statement of operations. For the year ended December 31, 1996, amortization of capitalized software costs was approximately $132,000.

Significant Customers and Concentration of Credit Risk
During 1996, the Company had two significant customers that accounted for approximately 34% of total revenue. For the year ended December 31, 1995, the Company had one principal customer (different from the two in 1996) that accounted for approximately 51% of revenue and another principal customer that accounted for 17% of revenue. Accounts receivable from the principal customers were approximately $200,000 at December 31, 1996. In order to reduce credit risk, the Company generally does not require collateral but does require substantial down payments and progress payments during the course of a system installation.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1996 and 1995 was approximately $158,000 and $23,000, respectively.

Research and Development Expenses
Research and development expenses are charged to operations when incurred except for those costs incurred after technological feasibility is established which are capitalized as software development costs. Research and development expense for the years ended December 31, 1996 was $703,000, exclusive of $416,000 which was capitalized. Minimal research and development costs were incurred during 1995.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per Share
The earnings per share calculation for the year ended December 31, 1996, is based upon the weighted average number of common shares outstanding during the period from June 4, 1996 through December 31, 1996 (post initial public offering). Prior to that time, the calculation was based upon shares outstanding as described below.

The earnings per share calculation for the year ended December 31, 1995 and for the period January 1, 1996 through June 4, 1996, has been calculated in accordance with Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy whereby all common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculation as if these common and common equivalent shares were outstanding for all periods presented (using the treasury stock method).

Liquidity and Capital Resources
The sales cycle of the Company's systems is running longer than originally anticipated. Management had originally anticipated that the average sales cycle for the Company's software would take from two to four months. Based on recent experience, management now anticipates that the sales cycle will typically take between six and twelve months. The results of that change have slowed the market development and the anticipated increase in revenues from the Company's software and caused a greater use of capital resources than anticipated. As a result of these conditions, the Company completed the transactions described in
Note 8.

The Company's strategy is to invest heavily in its research and development and sales and marketing efforts in order to establish market leadership. This strategy has led to losses in 1996 and the Company expects this strategy will lead to losses for much of 1997. Additionally, should revenues not increase significantly in 1997, capital will be required to finance the growth of working capital and fixed capital investments in addition to financing any operating losses. The Company believes the above mentioned financing activities, including its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances), the sale of 247,000 shares of common stock, the sale of 3,300,000 shares of non-voting, Series A Preferred Stock (See Note 8) and increases in operating cash flow resulting from increased sales levels, will be sufficient to finance its capital needs for the next twelve months. The Company's long term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, working capital requirements, research and development expenses and capital expenditures. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue additional debt, equity or a combination of both. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

NOTE 2.  OPERATING LEASES

The Company has leases for office equipment and space that expire in various years, some of which contain renewal options. Future minimum lease payments required as of December 31, 1996 under non-cancelable operating leases with terms exceeding one year, are as follows:

1997        $305,000
1998         201,000
1999          86,000
            --------

   Total    $592,000
            ========

Total minimum payments have not been reduced by minimum sublease rentals of $78,000 due in the future under non-cancelable subleases.

Operating lease rentals for office facilities and equipment amounted to approximately $234,000 in 1996 and $60,000 in 1995.

NOTE 3.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1996, the Company's net deferred tax asset has been fully reserved with a valuation allowance. Significant components of the Company's deferred tax assets and liabilities (in thousands) are as follows:

                                          DECEMBER 31,
                                              1996
                                        --------------
Deferred tax assets:
  Net operating loss (NOL) carryforwards       $ 1,736
  AMT credit carryforwards                          18
  Tax-basis goodwill                               425
  Other                                             20
                                               -------
      Total deferred tax assets                  2,199
  Deferred tax liabilities:
  Fixed asset differences                            3
  Deferred compensation                             21
  Capitalized software                             106
                                               -------
      Total deferred tax liabilities               130
Net deferred tax asset                           2,069
Valuation allowance                             (2,069)
                                               -------
Net deferred taxes                             $     -
                                               =======

The following table reconciles the amount which would be provided by applying the 34% federal statutory rate to income before income tax expense to federal income taxes actually provided (in thousands):


                                             DECEMBER 31
                                          -----------------
                                            1996      1995
                                          ---------  ------
Income taxes at federal statutory rate     $(1,245)  $  54
Benefit of tax losses not recognized         1,245       -
Benefit due to utilization of regular
 tax NOLs                                        -     (54)
AMT arising from NOL carryforward
 limitation                                      -      24
                                           -------   -----
Total income tax expense                   $     -   $  24
                                           =======   =====

At December 31, 1996, the Company has NOLs of approximately $4,693,000 for income tax purposes of which $671,000 expire in 2009 and $4,022,000 which expire in 2011. The use of the NOLs is limited to future taxable earnings of the Company.

In 1996, cumulative purchases and transfers of the Company's Common Stock caused an ownership change under Internal Revenue Code Section 382 which could result in a limitation of the Company's ability to utilize net operating losses up to that date. At this time, it cannot be determined whether this limitation will affect the Company's future tax liability.

NOTE 4.  STOCKHOLDERS' EQUITY

Preferred Stock
Pursuant to the Company's Articles of Incorporation, the Company's Board of Directors may issue up to 5,000,000 shares of Preferred Stock. The Company's Board of Directors has the authority to fix the rights, powers, preferences and privileges, and the qualifications, limitations or restrictions thereof, of any series of Preferred Stock, including but not limited to dividend rights, dividend rates, conversion rights, voting rights, and liquidation preferences. The Company's Board of Directors has not yet established any rights, powers, preferences or privileges for the Preferred Stock. See Note 8 for a related subsquent event.

Common Stock
In July 1995, the Company sold 266,771 share of its Common Stock for approximately $69,000 exclusive of offering costs of approximately $6,000.

In August 1995, the Company sold 818,176 shares of its Common Stock for approximately $1,161,000, exclusive of offering costs of approximately $23,000.

On March 4, 1996, the Company's shareholders approved a split of the Common Stock on a 0.775-for-1 basis. All share and per share data have been retroactively restated to reflect the stock split.

In June 1996, the Company raised $6,247,000, net of offering costs, from its initial public offering of 1,400,000 shares of Common Stock.

Warrants
The Company has authorized the issuance of 1,610,000 warrants to purchase an aggregate of 805,000 shares of Common Stock and has reserved 805,000 shares of Common Stock for issuance upon exercise of the Warrants. Of the 1,610,000 warrants 1,400,000 were sold in conjunction with the initial public offering. Two Warrants entitle the registered holder to purchase one share of Common Stock at an exercise price of $7.65 per share at any time during a 23-month period beginning July 4, 1997. The Warrants may be exercised only in quantities to purchase full shares of Common Stock. Beginning July 4, 1997, the Warrants are redeemable by the Company on 30 days prior written notice at a redemption price of $0.25 per Warrant, provided the average closing bid price of the Company's Common Stock in the Nasdaq Small Cap Market for any 10 consecutive trading days ending with five days of the notice of redemption exceeds $8.80 per share (subject to adjustment by the Company in the event of any reverse stock split or similar events.) All Warrants not exercised prior to the redemption date must be redeemed if any are redeemed. In addition, the underwriter of the initial public offering can purchase 210,000 shares at an average price of $9.57. These warrants are exercisable for a 48 month period commencing July 4, 1997.

In conjunction with the purchase of the assets and liabilities from ENTEX, the Company issued a warrant to ENTEX to purchase approximately 64,000 shares of the Company's Common Stock. The exercise price of the shares underlying the warrant is $5.75. The warrant will automatically terminate on August 29, 2000.

Stock Recission
Effective May 16, 1996, the sale of 26,421 shares of the Company's Common Stock which occurred in August 1995 was rescinded. This recission was the result of provisions of the Corporate Financing Rule of the National Association of Securities Dealers, Inc. related to underwriter compensation in connection with the Company's initial public offering.

Deferred Compensation
Deferred compensation represents the amount recorded as compensation resulting from the agreement between the Company's primary shareholder and CEO and another officer of the Company. Pursuant to this agreement, the Company's CEO sold shares to the other officer at a price that was in the aggregate $100,000 below the deemed fair market value of the shares sold. The Company recorded deferred compensation and a credit to Common Stock of $100,000 at December 31, 1995. The amortization expense recorded during the year ended December 31, 1996 totaled $50,000. The net deferred compensation included in stockholders' equity at December 31, 1996, is $50,000. Pursuant to the vesting provisions of the restricted stock agreement, the amortization period is two years and will be complete at December 31, 1997.

NOTE 5.  STOCK OPTIONS

On July 24, 1995, the Company adopted the Founders and Consultant Stock Option Plan (1995 Plan) for employees, directors and consultants of the Company. The 1995 Plan provides for the issuance of incentive and non-statutory stock options of up to 852,500 shares of the Company's Common Stock. Options issued under the 1995 Plan are exercisable under conditions as determined by the Company's Board of Directors, with the term of each option being a maximum of ten years from the date of grant.

On November 2, 1995, the Company adopted the 1996 Stock Option Plan (1996 Plan) for employees, directors and consultants of the Company. The 1996 Plan provides for the issuance of incentive and non-statutory stock options of up to 387,500 shares of the Company's Common Stock. Options issued under the 1996 Plan are exercisable under conditions determined by the Company's Board of Directors, with the terms of each option being a maximum of ten years from the date of grant.

On November 2, 1995, the Company also adopted the Stock Option Plan, for Non-Employee Directors (Non-Employee Plan). Each member of the Company's Board of Directors who is not otherwise an employee of the Company is eligible to participate in this plan. All options granted under this plan are non-statutory and expire no later than ten years from the date of grant. The Non-Employee Plan provides for the issuance of up to 58,125 shares of the Company's Common Stock. Each of the three Non-Employee Directors received 7,750 options on the date of adoption of this plan and each Non-Employee Director is eligible to receive an additional 5,812 shares annually. The options vest 40%, 30% and 30% at the first, second and third annual meeting after the date of grant, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board No. 123 "Accounting for Stock-based Compensation" (SFAS 123) requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates ranging from 6.0% to 7.0% in 1996 and ranging from 5.7% to 6.3% in 1995, a dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of 0.438 in both 1996 and 0 in 1995 and an average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity and related information for the year ended December 31 follows:

                                                  1996                          1995
                                                  Weighted Average              Weighted Average
                                       Options     Exercise Price    Options     Exercise Price
                                    ------------------------------------------------------------
Outstanding at beginning of year       1,119,784             $3.32           -             $   -
Granted                                  331,425              3.84   1,119,784              3.32
Exercised                                 27,125              2.58           -                 -
Forfeited                                 85,250              2.58           -                 -
                                    ------------                  ------------

Outstanding at end of year             1,338,834              3.51   1,119,784              3.32
                                    ============                  ============

Exercisable at end of year               824,580              3.67     362,989              4.85
                                    ============                  ============

Weighted average fair value
of options granted during the year         $1.77                    $     0.55

Exercise prices for options outstanding as of December 31, 1996 ranged from $2.58 to $7.19. The weighted average remaining contractual life of those options is nine years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by the SFAS 123 compensation expense of $465,000 and $1,099,000 would have been recorded for 1996 and 1995, respectively. The Company's pro forma information for the years ending December 31 follows:

                                      1996          1995
                                  -------------  -----------
Net income (loss):
  As reported                      $(3,663,000)   $ 136,000
  Pro forma                        $(4,128,000)   $(963,000)
Earnings (loss) per share:
  As reported                      $     (0.87)   $    0.04
  Pro forma earnings per share     $     (0.99)   $   (0.27)


NOTE 6.  RELATED PARTY TRANSACTIONS

Opus Capital, Inc. (Opus) was paid $10,000 for services rendered during the initial capitalization efforts for Documatrix in August 1995. Opus was also under retainer at a rate of $10,000 per month from September 1, 1995 through April 30, 1996 for consulting services to the Company's management including consulting services related to the Company's initial public offering. The total amount paid to Opus was classified as an offering cost. Opus and its affiliates currently own 249,479 (5.3%) of the total outstanding Common Stock of the Company. In addition, Opus received stock options to purchase an aggregate of 358,050 shares of the Common Stock (see Note 5).

The Company leases office furniture and equipment from the Companys majority shareholder and CEO at a cost of approximately $10,000 per year under an operating lease with a term of three years. At the end of the term, the Company may purchase the office furniture and equipment at fair market value. This transaction was made at arms length and was based upon an independent valuation.

The Company made no payments to Treuhand, Inc., a corporation wholly owned by a board member and an officer of the Company, in 1996. In 1995, Treuhand, Inc. was paid approximately $33,000 for consulting services related to developing financing strategies for the Company. The Company's majority shareholder and CEO also granted this same board member an option to acquire up to 87,746 shares of his stock in the Company at a price of $1.42 per share. This option expires September 26, 2000.

The Company's majority shareholder and CEO personally assumed $60,000 of Documatrix's note payable to the bank during 1995. In exchange, the Company recorded an increase in the employee's basis in the Company of $60,000. No contingent liability exists on the part of the Company related to this transaction.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company's majority shareholder and CEO entered into an employment agreement in 1996 with the Company that provides for a base salary of $180,000 in calendar year 1997 and additional bonuses based upon the Companys performance. This employee is entitled to receive a termination payment equal to 100% of his then current annual salary plus monthly payments for twelve months totaling his then current annual salary, if his employment is terminated by the Company, with or without cause.

The Company has entered into agreements with its primary suppliers to act as an authorized reseller. Typically, these agreements extend for one year and are generally renewable for additional one-year periods unless terminated sooner by mutual consent of the parties or a breach by one of the parties of the agreement provisions. Certain of these agreements include provisions for the Company to meet specified sales goals. The loss of such agreements could have a material adverse effect on the Company's business. However, although there can be no assurance of such, management of the Company believes that if one of these contracts were to be terminated by a supplier, the Company would be able to obtain similar hardware or software from other suppliers.

NOTE 8.  SUBSEQUENT EVENT

In January 1997, the Company sold 247,000 shares of Common Stock at a price of $1.96 per share. Net proceeds to the Company, relating to this transaction totaled $465,000.

On April 14, 1997, the Company entered into an agreement to sell 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% or the average closing price for the previous eight trading days prior to conversion. Through April 14, 1997 the Company has received $200,000 of the proceeds and anticipates receiving the remainder by April 18, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company's independent accountants or disagreements on accounting and financial statement disclosure matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

   EXHIBIT
   NUMBER            DOCUMENT DESCRIPTION
   ------            --------------------

3.1 Amended and Restated Articles of Incorporation. (Incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (No. 333-1990)).

3.2 Bylaws of Registrant. (Incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (No. 333-
               1990)).

4.1 Form of certificate for shares of Common Stock. (Incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (No. 333-1990)).

4.2 Form of Warrant Agreement and Redeemable Warrant. (Incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

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

10.4 ImageMatrix Corporation Founders and Consultants Stock Option Plan. (Incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (File No. 333-
               1990)).

10.5 ImageMatrix Corporation 1996 Stock Option Plan. (Incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

10.6 ImageMatrix Corporation Stock Option Plan for Non-Employee Directors.(Incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (File No. 333-
               1990)).

10.7 Asset Purchase Agreement dated August 30, 1995 by and among Documatrix Acquisition Corporation, Random Access, Inc. and Gerald E. Henderson. (Incorporated by reference from Exhibit
               10.7 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

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

10.10 Asset Purchase Agreement dated February 15, 1995 by and among Random Access, Inc., Documatrix Corporation and Gerald E. Henderson. (Incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (File No. 333-
               1990)).

10.11 Change in Terms Agreement dated December 27, 1995 by and among Bank One Colorado, N.A., Gerald E. Henderson, Carolyn Lee Henderson and Documatrix Corporation, as amended by Change in Terms Agreement dated February 29, 1996 by and among Bank One Colorado, N.A., Gerald E. Henderson, Carolyn Lee Henderson, Documatrix Corporation and ImageMatrix Corporation. (Incorporated by reference from Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990)).

11             Statement Re Computation of Earnings Per Share.

27             Financial Data Schedule.


(b)  REPORTS ON FORM 8-K.

There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMAGEMATRIX CORPORATION

Date: April 14, 1997
                                 By:  /s/ Gerald E. Henderson
                                      -----------------------------------
                                 Gerald E. Henderson, President and Chief
                                 Executive Officer (Principal Executive Officer)


Date: April 14, 1997             By:  /s/ Blair McNea
                                      -----------------------------------
                                 Blair McNea, Chief Financial Officer
                                 Vice President - Business Development
                                 Treasurer, Secretary, (Principal Financial and
                                 Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 14, 1997
                                 By:  /s/ Gerald E. Henderson
                                      -----------------------------------
                                 Gerald E. Henderson, President and Chief
                                 Executive Officer and Director
                                 (Principal Executive Officer)


Date: April 14, 1997             By:  /s/ Blair McNea
                                      -----------------------------------
                                 Blair McNea, Chief Financial Officer
                                 Vice President - Business Development
                                 Treasurer, Secretary, and Director
                                 (Principal Financial and Accounting Officer)


Date: April 14, 1997             By:  /s/ Robert Beekmann
                                      -----------------------------------
                                 Robert Beekman, Director


Date: April 14, 1997             By:
                                      -----------------------------------
                                 David Seigle, Director


Date: April 14, 1997             By:
                                      -----------------------------------
                                 Jaidev Sugavanam, Director