Form 10KSB/A
period 1996-12-31
IMAGEMATRIX CORP
filed 1997-04-23
CIK 1010136

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A

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

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
                NAME OF EACH EXCHANGE ON WHICH REGISTERED: None
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Stock (no par value)

                              Redeemable Warrants
Units, consisting of one share of Common Stock and one Redeemable Warrant
                               (Title of class)

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO PRO FORMA TWELVE MONTHS ENDED DECEMBER 31, 1995 (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Cost of service contracts and other rose to $281,000 in 1996 from $105,000 in 1995. This increase in costs is related to the increased number of service contracts.

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

The sales cycle of the Company's systems is running longer than originally anticipated. Management had originally anticipated that the average sales cycle for the Company's software would take from two to four months. Based on recent experience, management now anticipates that the sales cycle will typically take between six and twelve months. The results of that change have slowed the market development and the anticipated increase in revenues from the Company's software and caused a greater use of capital resources than anticipated. As a result of these conditions, the Company completed the following transactions:

1) In January 1997, the Company sold 257,000 shares of Common Stock at a price of $1.95 per share. Net proceeds to the Company relating to this transaction totaled $465,000.

2) On April 14, 1997, the Company entered into an agreement to sell 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% of the average closing price for the previous eight trading days prior to conversion. Through April 21, 1997 the Company has received $2,085,000 of the proceeds and anticipates receiving the remainder prior to May 1, 1997.

The Company's strategy is to invest heavily in its research and development and sales and marketing efforts in order to establish market leadership. This strategy has led to losses in 1996 and the Company expects this strategy will lead to losses for much of 1997. Additionally, should revenues increase significantly in 1997, capital will be required to finance the growth of working capital and fixed capital investments in addition to financing any operating losses. The Company believes the above mentioned financing activities, including its $2,000,000 line of credit, the sale of 257,000 shares of Common Stock in January 1997, the sale of the 3,300,000 shares of Series A Preferred Stock in April 1997 and its cash generated from operations will be sufficient to finance its capital needs for the next twelve months. The Company's long term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, working capital requirements, research and development expenses and capital expenditures. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue additional debt, equity or a combination of both. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 18, 1997, except for Note 8, as to which the date was April 14, 1997, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 8, has received $2,085,000 in proceeds from an issuance of non-voting, Series A Preferred Stock. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMatrix Corporation at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                     Ernst & Young LLP

Denver, Colorado
February 18, 1997 except for Note 8,
as to which the date is April 21, 1997

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

                            IMAGEMATRIX CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               ($ IN THOUSANDS)


                                           COMMON STOCK                                        TOTAL
                                    ------------------------     DEFERRED     ACCUMULATED   STOCKHOLDERS'
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

The Company's strategy is to invest heavily in its research and development and sales and marketing efforts in order to establish market leadership. This strategy has led to losses in 1996 and the Company expects this strategy will lead to losses for much of 1997. Additionally, should revenues not increase significantly in 1997, capital will be required to finance the growth of working capital and fixed capital investments in addition to financing any operating losses. The Company believes the above mentioned financing activities, including its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances), the sale of 257,000 shares of common stock, the sale of 3,300,000 shares of non-voting, Series A Preferred Stock (See Note 8) and increases in operating cash flow resulting from increased sales levels, will be sufficient to finance its capital needs for the next twelve months. The Company's long term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, working capital requirements, research and development expenses and capital expenditures. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue additional debt, equity or a combination of both. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

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

On November 2, 1995, the Company also adopted the Stock Option Plan, for Non-Employee Directors (Non-Employee Plan). Each member of the Company's Board of Directors who is not otherwise an employee of the Company is eligible to participate in this plan. All options granted under this plan are non-statutory and expire no later than ten years from the date of grant. The Non-Employee Plan provides for the issuance of up to 58,125 shares of the Company's Common Stock. Each of the three Non-Employee Directors received 7,750 options on the date of adoption of this plan and each Non-Employee Director is eligible to receive an additional grant of 5,812 shares annually. The options vest 40%, 30% and 30% at the first, second and third annual meeting after the date of grant, respectively.

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

NOTE 8.  SUBSEQUENT EVENT

In January 1997, the Company sold 257,000 shares of Common Stock at a price of $1.95 per share. Net proceeds to the Company, relating to this transaction totaled $465,000.

On April 14, 1997, the Company entered into an agreement to sell 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000 on a best efforts basis. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% or the average closing price for the previous eight trading days prior to conversion. Through April 21, 1997 the Company has received $2,085,000 of the proceeds.

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

11             Statement Re Computation of Earnings Per Share.*

27             Financial Data Schedule.*
------------------
*              Previously filed.

(b)  REPORTS ON FORM 8-K.

There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMAGEMATRIX CORPORATION

Date: April 22, 1997
                                 By:  /s/ Gerald E. Henderson
                                      -----------------------------------
                                 Gerald E. Henderson, President and Chief
                                 Executive Officer (Principal Executive Officer)


Date: April 22, 1997             By:  /s/ Blair McNea
                                      -----------------------------------
                                 Blair McNea, Chief Financial Officer
                                 Vice President - Business Development
                                 Treasurer, Secretary, (Principal Financial and
                                 Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 22, 1997
                                 By:  /s/ Gerald E. Henderson
                                      -----------------------------------
                                 Gerald E. Henderson, President and Chief
                                 Executive Officer and Director
                                 (Principal Executive Officer)


Date: April 22, 1997             By:  /s/ Blair McNea
                                      -----------------------------------
                                 Blair McNea, Chief Financial Officer
                                 Vice President - Business Development
                                 Treasurer, Secretary, and Director
                                 (Principal Financial and Accounting Officer)


Date: April 22, 1997             By:  /s/ Robert Beekmann
                                      -----------------------------------
                                 Robert Beekman, Director


Date: April 22, 1997             By:
                                      -----------------------------------
                                 David Seigle, Director


Date: April 22, 1997             By:
                                      -----------------------------------
                                 Jaidev Sugavanam, Director