Form 10QSB
period 1997-03-31
IMAGEMATRIX CORP
filed 1997-05-15
CIK 1010136

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



Commission File No.  0-20747

                            IMAGEMATRIX CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


         COLORADO                                        84-1313108
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


     400 S. COLORADO BLVD. - SUITE 500, DENVER, COLORADO         80222
        (Address of principal executive offices)              (Zip code)

                                 (303) 399-3700
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----     ----

The small business issuer had 4,922,834 shares of common stock outstanding as of May 9, 1997.

Transitional Small Business Disclosure Format:

Yes     No  X
   ---     ---

ITEM 1  FINANCIAL STATEMENTS

                            IMAGEMATRIX CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ------------------
                                                           1997      1996
                                                          ------    ------

Revenue:
     System sales                                         $1,226    $  797
     Service contracts and other                             118       110
                                                          ------    ------
        Total revenue                                      1,344       907

Cost of revenue:
     Cost of system sales                                    586       711
     Cost of service contracts and other                     102        49
                                                          ------    ------
        Total cost of revenue                                688       760

Gross profit                                                 656       147

Selling, general and administrative expenses               1,208       577
                                                          ------    ------

Operating loss                                              (552)     (430)

Other income (expense):
     Interest                                                  -       (85)
     Other nonoperating                                        4        (7)
                                                          ------    ------

Net loss                                                  $ (548)   $ (522)
                                                          ======    ======

Net loss per common share                                 $(0.11)   $(0.15)
                                                          ======    ======

Common shares used in computing net loss per share         4,880     3,575
                                                          ======    ======


See notes to consolidated financial statements.

                            IMAGEMATRIX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                   MARCH 31,
                                                                      1997
                                                                   ---------
ASSETS
Current assets
  Cash and cash equivalents                                          $   162
  Accounts receivable, net of allowance of $7                            577
  Unbilled revenues                                                      698
  Inventory                                                               57
  Prepaid expenses and other current assets                              145
                                                                 -----------
    Total current assets                                               1,639

Property and equipment, at cost, less accumulated depreciation
  and amortization of $226                                               518
Software development costs, net of accumulated amortization
  of $166                                                                249
Other assets, net of accumulated amortization of $53                      48
                                                                 -----------
TOTAL ASSETS                                                         $ 2,454
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                              $   900
  Deferred revenue                                                        65
  Other current liabilities                                              180
                                                                 -----------
    Total current liabilities                                          1,145
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized,
    no shares issued or outstanding                                        -
  Common stock, no par value, 20,000,000 shares authorized,
    4,922,834 shares issued and outstanding                            5,604
  Deferred compensation, net of accumulated amortization of $62          (37)
  Accumulated deficit                                                 (4,258)
                                                                 -----------
    Total stockholders' equity                                         1,309
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 2,454
                                                                 ===========


See notes to consolidated financial statements.

                       IMAGEMATRIX CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                    -------------------
                                                        1997     1996
                                                       ------  ------

OPERATING ACTIVITIES
Net loss                                               $(548)   $(522)
Adjustments to reconcile net loss to
 net cash used by operating activities:
     Depreciation and amortization                       103       51
     Changes in operating assets and liabilities:
       Accounts receivable                              (254)     433
       Unbilled revenues                                (396)    (170)
       Inventory                                          68       95
       Prepaid expenses and other current assets         (18)     (57)
       Accounts payable and accrued expenses             410        5
       Deferred revenue and other current liabilities     33       43
       Software development costs                          -      (70)
       Other assets                                       10     (163)
                                                       ------  ------

NET CASH USED BY OPERATING ACTIVITIES                   (592)    (355)

INVESTING ACTIVITIES
Purchases of computer equipment and furniture            (35)    (128)
                                                       ------  ------

NET CASH USED BY INVESTING ACTIVITIES                    (35)    (128)

FINANCING ACTIVITIES
Issuance of common stock, net of offering costs of $36   465        -
                                                       ------  ------

NET CASH PROVIDED BY FINANCING ACTVITIES                 465        -
                                                       ------  ------

Net decrease in cash and cash equivalents               (162)    (483)
Cash and cash equivalents at beginning of period         324      550
                                                       ------  ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 162    $  67
                                                       ======  ======

See notes to consolidated financial statements.

IMAGEMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1996. The accompanying financial statements have been prepared in accordance with generally accepted auditing standards and in the opinion of the Company's management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal, recurring nature. The results of operations for the first quarter ended March 31, 1997, may not be indicative of results that may be expected for the year ending December 31, 1997.

NOTE 2  SUBSEQUENT EVENT

On April 14, 1997, the Company sold 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% of the average closing price for the previous eight trading days prior to conversion.

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Development Costs

The Company recognizes software and system development expenses at the time of occurrence for all software and system conceptual design, writing, programming, and production prior to a Beta-site test at a customer site. Once a product has been installed at a customer Beta-site and functionality and conceptual design has been proved, the Company capitalizes all expenses associated with the development of that software until general release to the public. If upon review of the costs incurred during the period from initial Beta-site testing until general release to the public the Company determines that the costs incurred were immaterial, such costs will be expensed in that period.

NOTE 4  SALE OF COMMON STOCK

In January 1997, the Company sold 257,000 shares of Common Stock at a price of $1.95 per share. Net proceeds to the Company, relating to this transaction totaled $465,000.

NOTE 5  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The expected impact of Statement No. 128 on these quarters is not expected to be material.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company), was incorporated in July 1995. The Company designs, sells and installs document imaging and work flow systems which improve productivity and customer service for health maintenance organizations
(HMOs), health insurance companies, third-party administrators (TPAs), workers compensation organizations, dental providers and preferred provider organizations. These organizations are collectively known as Managed Care Organizations (MCOs). The Company's imaging systems integrate the Company's proprietary software as well as components manufactured by third party imaging software, hardware and peripheral vendors. The Company has developed a suite of software products including, CaptureMatrix TM, ClaimMatrix TM and ServiceMatrix TM. CaptureMatrix TM is a document capture, storage and retrieval system. ClaimMatrix TM performs imaging-based workflow claims processing.
ServiceMatrix TM is anticipated to be released in June 1997 and will enable customer service departments to resolve customer inquiries in a rapid, cost-efficient manner. Installation of the first ClaimMatrixTM system was successfully completed in October 1996. The second ClaimMatrix TM system entered the installation stage in December 1996 and that installation will be complete in second quarter 1997.

In June 1996, the Company raised $6,247,000, net of offering costs, from its initial public offering of 1,400,000 units consisting of 1,400,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock. In January 1997, the Company raised $465,000, net of offering costs, from the sale of 257,000 shares of its Common Stock. During April and May 1997, the Company raised $3,300,000 from the sale of Series A, non-voting Preferred Stock.

RESULTS OF OPERATIONS

Total revenue for the three months ended March 31, 1997, increased 48.2% or $437,000 to $1,344,000 over the first quarter 1996 amount of $907,000. Revenue from system sales increased $429,000 or 53.8% when compared to the 1996 period. First quarter 1997 revenue from service contracts and other of $118,000 remained relatively unchanged from the $110,000 reported in 1996. The increase in total revenue and revenue from system sales is the result of additional customers in 1997. During the last half of 1996, the Company's sales and marketing efforts were focused primarily on sales of the Company's proprietary software into the MCO industry. The increase in customers during first quarter 1997 is the direct result of these efforts. The revenue derived from sales to the MCO industry was $1,202,000 during the three months ended March 31, 1997 compared to $180,000 in the 1996 period. This increase of $1,022,000 or 568% was offset by a decline in sales into other industries due to the shift in sales focus during 1996.

Gross profit increased from $147,000 for the three month period ended March 31, 1996 to $656,000 for the comparable period in 1997. The increase of $509,000 is primarily the result of the additional sales of the Company's proprietary software.

Gross margin (gross profit as a percent of sales) improved to 48.8% for first quarter 1997 from 16.2% in first quarter 1996. The improvement is attributable to the increase in sales of the Company's proprietary software, which has a gross margin of approximately 75%.

First quarter 1997 selling, general and administrative costs increased significantly over those reported in first quarter 1996 from $577,000 in first quarter 1996 to $1,208,000 in first quarter 1997. Contributing to the growth is the expansion of the sales force and costs associated with related office space, additional administrative personnel and increased marketing efforts over the levels experienced during 1996.

Interest expense was reduced to zero for first quarter 1997 due to the repayment of the debt that was outstanding during the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. Internally generated liquidity is measured by operating cash flow as discussed below and working capital. At March 31, 1997, working capital was $494,000. In addition, the Company received gross proceeds of $3,300,000 in April and May 1997 from the sale of 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock). The Company believes that the cash generated from the sale of the Preferred Stock and its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances) is sufficient to finance its short-term working capital needs for fiscal year 1997. The Company's long-term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, working capital requirements, research and development expenses and capital expenditures. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue debt, additional equity or a combination thereof. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

Net cash used in operating activities during the first quarter 1997 was $592,000. Contributing to this usage was the loss experienced during first quarter, as well as increases in accounts receivable and unbilled revenue balances resulting from the increased sales volume experienced during first quarter 1997. These increases were offset in part by the increase in accounts payable. The usage of cash by operations was partially offset by an increase in cash related to the sale of 257,000 shares of Common Stock during January 1997.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the market for imaging-based claims processing may not develop as expected, the degree of success of the Company's market initiatives, expansion of sales in the MCO industry, the success of the Company in forecasting demand for the ClaimMatrix(TM) system, the success of the Company in increasing ClaimMatrix(TM) system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the long length of the Company's sales cycle could delay revenues, and those risks and uncertainties discussed more completely in the Company's Form SB-2 registration statement and its Form 10-KSB/A for the year ended December 31, 1996.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     (b) On May 8, 1997, the Company sold 3,300,000 shares of non-voting, Series A Preferred Stock ("Preferred Stock") for gross proceeds of $3,300,000 pursuant to an agreement dated April 14, 1997 (the "Private Placement"). The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% of the average closing price for the previous eight trading days prior to conversion.

     The holders of the Preferred Stock are entitled to a liquidation preference of $1.00 per share, plus any accrued but unpaid dividends thereon, and are thereafter entitled to receive on a pro-rata basis with holders of Common Stock (based, in the case of the Preferred Stock, on the number of shares of Common Stock into which such Preferred Stock is then convertible), the remaining funds and assets of the Company available for distribution to its shareholders. The 7% dividend on the Preferred Stock is payable in preference and priority to any payment of any cash dividend on Common Stock or any other shares of capital stock of the Company other than the Preferred Stock, on a quarterly basis. Such dividends shall accrue and be payable whether or not paid or declared, and shall be cumulative so that if at any time such dividends on the Preferred Stock shall not have been paid the deficiency shall be fully paid and set apart for payment before any dividend shall be earned or set apart for any other shares of capital stock of the Company and before any purchase or acquisition of any other shares of capital stock of the Company is made by the Company, except the repurchase of the shares of capital stock of the Company from employees of the Company upon termination of employment.

     (c) On May 8, 1997, in the Private Placement referred to in Part II, Item
(b) of this report, the Company issued 3,300,000 shares of Series A Convertible Preferred Stock to 15 accredited investors (14 United States residents and one resident of England), for an aggregate purchase price of $3,300,000. In connection with the Private Placement, the Company paid commissions of $330,000 and issued warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share (Warrant "A") and 500,000 are exercisable at $3.00 per share (Warrant "B"). All such warrants may be exercised for a period of three years from the date of grant.

The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemptions provided by Regulation D and Regulation S of the Securities Act.


ITEM 5.  OTHER INFORMATION

     On May 8, 1997, as a part of the Private Placement referred to in Part II,
Item 2(b) of this report, the Company issued 1,055,000 shares of Series A Convertible Preferred Stock to an accredited investor who is a resident of England, for an aggregate purchase price of US$1,055,000. A proportional amount of the commissions and warrants issued in connection with the Private Placement were paid and issued in respect of the shares of Preferred Stock issued to such investor. See Part II, Item 2(c) of this report, incorporated by reference hereby.

The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Regulation S of the Securities Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a)  Exhibits:

     3.1   Amended and Restated Articles of Incorporation. (1).

     3.2   Bylaws of Registrant. (1).

     3.3 Articles of Amendment to Articles of Incorporation creating Series A Convertible Preferred Stock.

     4.1   Form of Certificate for Shares of Common Stock. (1).

     4.2   Form of Warrant Agreement and Redeemable Warrant. (1).

     4.3   Form of Stock Purchase Warrant A.

     4.4   Form of Stock Purchase Warrant B.

     10.1 Employment Agreement dated December 29, 1995 by and between ImageMatrix Corporation and Gerald E. Henderson. (1).

     10.2 Severance Agreement dated December 29, 1995 by and between ImageMatrix Corporation and Dennis C. Hefter. (1).

     10.3 Letter Agreement dated December 21, 1995 by and between ImageMatrix Corporation and Blair W. McNea. (1).

     10.4  ImageMatrix Corporation Founders and Consultants Stock Option Plan.
           (1).

     10.5  ImageMatrix Corporation 1996 Stock Option Plan. (1).

     10.6 ImageMatrix Corporation Stock Option Plan for Non-Employee Directors.( (1).

     10.7 Asset Purchase Agreement dated August 30, 1995 by and among Documatrix Acquisition Corporation, Random Access, Inc. and Gerald E. Henderson. (1).

     10.8 Authorized Reseller Agreement dated February 21, 1996 by and between ImageMatrix Corporation and Optika Imaging Systems, Inc. (1).

     10.9 Reseller Agreement dated January 8, 1996 by and between ImageMatrix Corporation and FileNet Corporation. (1).

     10.10 Asset Purchase Agreement dated February 15, 1995 by and among Random Access, Inc., Documatrix Corporation and Gerald E. Henderson. (1).

     10.11  Change in Terms Agreement dated December 27, 1995 by and among
            Bank One Colorado, N.A., Gerald E. Henderson, Carolyn Lee Henderson and Documatrix Corporation, as amended by Change in Terms Agreement dated February 29, 1996 by and among Bank One Colorado, N.A., Gerald
            E. Henderson, Carolyn Lee Henderson, Documatrix Corporation and ImageMatrix Corporation. (1).

     10.12  Form of Securities Purchase Agreement, dated April 14, 1997.

     11     Statement Re Computation of Earnings Per Share

     27     Financial Data Schedule

(1) Incorporated by reference from same exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990).

(b)    Reports on Form 8-K

            One report on Form 8-K was filed on January 16, 1997, relating to the sales of equity securities pursuant to Regulation S. No financial statements were filed with this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMAGEMATRIX CORPORATION


Date:  May 14, 1997                 By:  /s/ Gerald E. Henderson
                                         ------------------------------------
                                    Gerald E. Henderson, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date:  May 14, 1997                 By:  /s/ Blair W. McNea
                                         ------------------------------------
                                    Blair McNea, Chief Financial Officer, Vice
                                    President  Business Development, Treasurer,
                                    Secretary (Principal Financial and
                                    Accounting Officer)