Form 10QSB
period 1997-06-30
IMAGEMATRIX CORP
filed 1997-08-14
CIK 1010136

                    U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, DC  20549



                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1997



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



Commission File No.  0-20747



                            IMAGEMATRIX CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)



        COLORADO                                        84-1313108
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)



     400 S. COLORADO BLVD. - SUITE 500, DENVER, COLORADO           80246
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
Yes  X   No
   ----    ----

The small business issuer had 4,922,834 shares of common stock outstanding as of August 8, 1997.

Transitional Small Business Disclosure Format:

Yes      No  X
   ----    ----

ITEM 1  FINANCIAL STATEMENTS

                            IMAGEMATRIX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                                                June 30,
                                                                  1997
                                                              ----------

ASSETS
Current assets
  Cash                                                        $   1,467
  Accounts receivable, net of allowance of $7                       924
  Unbilled revenues                                               1,464
  Inventory                                                          30
  Prepaid expenses and other current assets                         223
                                                              ---------
    Total current assets                                          4,108

Property and equipment at cost, less accumulated
  depreciation of $281                                              534
Software development costs, net of accumulated
  amortization of $205                                              211
Other assets, net of accumulated amortization of $61                 39
                                                              ---------
TOTAL ASSETS                                                  $   4,892
                                                              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                            $   1,029
  Deferred revenue                                                   68
  Other current liabilities                                         458
                                                              ---------
    Total current liabilities                                     1,555
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued or outstanding                    3,771
     (liquidation preference of $3,300,000)
  Common stock, no par value, 20,000,000 shares
   authorized, 4,922,834 shares issued or outstanding             5,604
  Deferred compensation, net of accumulated amortization of $75     (25)
  Accumulated deficit                                            (6,013)
                                                              ---------
    Total stockholders' equity                                    3,337
                                                              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   4,892
                                                              =========

See notes to consolidated financial statements.

                            IMAGEMATRIX CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                     -------------------          ------------------
                                                       1997       1996              1997       1996
                                                     -------------------          ------------------
REVENUE:
     System sales                                    $ 1,856    $  636            $ 3,082    $ 1,433
     Service contracts and other                          79       118                197        228
                                                     -------    ------            -------    -------
        Total revenue                                  1,935       754              3,279      1,661

COST OF REVENUE:
     Cost of system sales                              1,259       421              1,845        883
     Cost of service contracts and other                  73        88                175        386
                                                     -------    ------            -------    -------
        Total cost of revenue                          1,332       509              2,020      1,269
                                                     -------    ------            -------    -------
GROSS PROFIT                                             603       245              1,259        392

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,467     1,024              2,675      1,601
                                                     -------    ------            -------    -------
OPERATING LOSS                                          (864)     (779)            (1,416)    (1,209)

Other expense:
     Interest                                             (4)      (61)                (4)      (146)
     Other nonoperating                                   (5)       (2)                (1)        (9)
                                                     -------    ------            -------    -------
NET LOSS                                                (873)     (842)            (1,421)    (1,364)

Preferred stock dividends:
  Imputed (Note 3)                                      (833)        -               (833)         -
  Accrued                                                (48)        -                (48)         -
                                                     -------    ------            -------    -------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $(1,754)   $ (842)           $(2,302)   $(1,364)
                                                     =======    ======            =======    =======

NET LOSS PER COMMON SHARE                            $ (0.36)   $(0.22)           $ (0.47)   $ (0.37)
                                                     =======    ======            =======    =======

COMMON SHARES USED IN COMPUTING NET LOSS
  PER COMMON SHARE                                     4,923     3,891              4,902      3,733
                                                     =======    ======            =======    =======

See notes to consolidated financial statements.

                            IMAGEMATRIX CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                   ------------------
                                                     1997       1996
                                                   -------    -------
OPERATING ACTIVITIES
Net loss                                           $(1,421)   $(1,364)
Adjustments to reconcile net loss to
 net cash used by operating activities:
     Depreciation and amortization                     228        146
     Changes in operating assets and liabilities:
       Accounts receivable                            (601)       591
       Unbilled revenues                            (1,162)      (279)
       Inventory                                        95        171
       Prepaid expenses and other current assets       (96)       (78)
       Accounts payable and accrued expenses           491        (10)
       Deferred revenue and other current
        liabilities                                    313          -
       Other assets                                    (23)        (2)
                                                   -------    -------

NET CASH USED BY OPERATING ACTIVITIES               (2,176)      (825)

INVESTING ACTIVITIES
Software development costs                               -       (239)
Purchases of computer equipment and furniture          (84)      (211)
                                                   -------    -------

NET CASH USED BY INVESTING ACTIVITIES                  (84)      (450)

FINANCING ACTIVITIES
Issuance of preferred stock, net of
 offering costs of $363                              2,938          -
Issuance of common stock, net of
 offering costs of $36                                 465          -
Issuance of common stock                                 -      6,339
Repayment of notes payable                               -     (2,644)
Repayment of amount due to principal
 stockholder                                             -        (38)
                                                   -------    -------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                          3,403      3,657
                                                   -------    -------

Net increase in cash and cash equivalents            1,143      2,382
Cash and cash equivalents at beginning of period       324        550
                                                   -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 1,467    $ 2,932
                                                   =======    =======

See notes to consolidated financial statements.

IMAGEMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1996. The accompanying financial statements have been prepared in accordance with generally accepted auditing standards and in the opinion of the Company's management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal, recurring nature. The results of operations for the six months ended June 30, 1997, may not be indicative of results that may be expected for the year ending December 31, 1997.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Development Costs
The Company recognizes software and system development expenses at the time of occurrence for all software and system conceptual design, writing, programming, and production prior to a Beta-site test at a customer site. Once a product has been installed at a customer Beta-site and functionality and conceptual design have been proved, the Company capitalizes all expenses associated with the development of that software until general release to the public. Immaterial costs incurred during this time are expensed in that period.

Amortization of computer software development costs begins when the product is available for use by customers. Amortization is recorded using the greater of:
(1) the amount computed using the ratio of current product revenue to the total of current and anticipated revenue or (2) the amount determined using the straight-line method over two years. During second quarter 1997, management of the Company reviewed the life used in this calculation and determined that based upon the life and history of the related products, a two year life more accurately reflects the remaining life of the product. The impact of this change was immaterial to the current quarter.

NOTE 3  PREFERRED STOCK

On April 14, 1997, the Company sold 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. Such amounts are accrued and are included in the other current liabilities portion of the June 30, 1997 balance sheet. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% of the average closing price for the previous eight trading days prior to conversion. The Company can decline to convert the shares and can instead redeem the shares by payment of 125% of the purchase price paid by the holders and accrued but unpaid dividends on that portion.

Recently a Securities and Exchange Commission interpretation was published whereby net loss applicable to common stockholders must reflect as a dividend the amount of any specified discount to the market price of Common Stock into which the Preferred Stock is convertible. Because the Preferred Stock described above contains a conversion feature, the net loss applicable to common stockholders was increased by $833,000 for an imputed Preferred Stock dividend equivalent to the discount from 75% of the fair market value of the Common Stock for the eight trading days prior to April 14, 1997 times the number of common shares reserved for conversion.

NOTE 4  COMMON STOCK

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company) was incorporated in July 1995. The Company designs, sells and installs document imaging and work flow systems which improve productivity and customer service for health maintenance organizations
(HMOs), health insurance companies, third-party administrators (TPAs), workers compensation organizations, dental providers and preferred provider organizations. These organizations are collectively known as Managed Care Organizations (MCOs). The Company's systems utilize the Company's proprietary software as well as components manufactured by third party software, hardware and peripheral vendors. The Company has developed a suite of software products including CaptureMatrix TM, ClaimMatrix TM and ServiceMatrix TM. CaptureMatrix TM is a document capture, storage and retrieval system. ClaimMatrix TM performs imaging-based workflow claims processing. ServiceMatrix TM was released on June 30, 1997 and enables customer service departments to resolve customer inquiries in a rapid, cost-efficient manner. Installation of the first ClaimMatrixTM system was successfully completed in October 1996. The second ClaimMatrix TM system entered the installation stage in December 1996 and that installation was completed in second quarter 1997.

In June 1996, the Company raised $6,247,000, net of offering costs, from its initial public offering of 1,400,000 units consisting of 1,400,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock. In January 1997, the Company raised $465,000, net of offering costs, from the sale of 257,000 shares of its Common Stock. During April and May 1997, the Company raised $2,938,000, net of offering costs, from the sale of Series A, non-voting Preferred Stock.

RESULTS OF OPERATIONS

REVENUE

Total revenue for the quarter ended June 30, 1997, was $1,935,000 an increase of 157% or $1,181,000 over the same period in 1996; total revenue for the six month period ending June 30, 1997 was $3,279,000 an increase of 97% or $1,618,000 over the same period in 1996. For the second quarter of 1997 revenue from system sales was $1,856,000, an increase of $1,220,000 or 192% over that reported in 1996. For the six-month period ending June 30, 1997, revenue from system sales was $3,082,000, an increase of $1,649,000 or 115% over that reported in the 1996 period. Total revenue and revenue from system sales increased in both second quarter and the first half of 1997 due to more customers. The Company believes its significant focus on sales and marketing efforts for its proprietary software continue to increase revenue. Sales to the MCO industry during the second quarter 1997 totaled $1,859,000 compared to $461,000 during the second quarter 1996; an increase of $1,398,000 or 303%. During the first half of 1997 sales to the MCO industry were $3,061,000; compared to $640,000 in the 1996 period; an increase of $2,421,000 or 378%. Offsetting these increases was a decline in sales to other industries caused by the sales focus shift to the MCO industry during 1997. Revenue from sales into the MCO industry as a percentage of total revenue for the second quarter 1997 was 96% compared to 61% in the 1996 period and for the first half of 1997 the percentage of these sales to total revenue was 93% versus 39% in the first half of 1996.

In comparison to the 1996 second quarter, revenue from service contracts and other decreased to $79,000 from $118,000 during second quarter 1997, a change of $39,000 or 33%. During the first six months of 1997, revenue from service contracts and other declined $31,000 or 14% from $228,000 to $197,000. The decline in both periods was attributable to an increased focus on sales of the Company's proprietary software during 1997 which resulted in the discontinuance of service contracts on non-proprietary software sales. In addition, a large percentage of the 1997 system sales are not yet under service contracts.

In the first six months of 1997, the Company has experienced revenue growth of 97% over the first six months of 1996, as well as sequential quarterly revenue growth. The Company, however, does not believe that it has reached the point where it can reliably predict continued, sequential growth. The Company believes it will continue to experience significant quarterly variations in revenue, either positively or negatively, until the number of system sales increases to the point where the presence or absence of a large order, or the timing of revenue recognition of portions of such orders, will not significantly impact revenues from period to period.

GROSS PROFIT

Gross profit for second quarter 1997 increased $358,000 or 146% to $603,000 from $245,000 reported in second quarter 1996. For the six months ending June 30, 1997, gross profit rose to $1,259,000 from $392,000, an increase of $867,000 or 221%. The increases in both 1997 periods were directly related to increased sales of the Company's proprietary software.

GROSS MARGIN

Gross margin (gross profit as a percent of sales) during second quarter 1997 declined slightly to 31.2% from 32.5% for the 1996 period and from 48.8% in first quarter 1997. This decrease was the result of a competitive pricing tactic applied for a specific contract during second quarter 1997 and longer than anticipated installation periods experienced on less significant projects mainly from contracts entered into by the Company in first quarter 1997. These smaller projects were undertaken during first quarter 1997 in order to achieve market penetration. The Company foresees its average project size increasing throughout the remainder of 1997.

Gross margin during the first half of 1997 improved to 38.4% from 23.6% in the first half of 1996. This growth was due to the additional revenue generated from sales of the Company's proprietary software recorded in 1997 compared to the 1996 period. However, the increase experienced from additional sales was partially offset by the competitive pricing tactic and longer than anticipated installation periods discussed above.

During second quarter 1997 the Company experienced longer than anticipated installation time lines on many of its projects. The negative impacts of this are: (1) additional costs and (2) longer periods to achieve billing milestones on the related contracts. The Company believes that it is important to accelerate its installation time lines. Consequentially, the Company has taken steps to add additional experienced project managers. The Company believes that as it completes installations of more systems, the related times lines should be reduced.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

In the second quarter of 1997, selling, general and administrative costs rose $443,000 or 43% from $1,024,000 in second quarter of 1996 to $1,467,000. These same costs increased $1,074,000 or 67% from $1,601,000 in the first six months of 1996 compared to $2,675,000 in the same 1997 period. In both periods, selling expense increased the most: by $315,000 in second quarter 1997 and by $626,000 in the first half of 1997. Expansion of the Company's sales force and costs associated with related office space accounted for the majority of the increase in selling expense. In both periods, research and development costs increased: by $190,000 in second quarter 1997 and by $381,000 in the first half of 1997. The increase in research and development expenses was due to additional personnel combined with the absence of capitalizable development projects in 1997.

INTEREST EXPENSE

Interest expense was $4,000 for the second quarter of 1997 compared to $61,000 for the 1996 period and interest expense for the first six months of 1997 was $4,000 while it was $146,000 for the 1996 period. The decrease relates to the repayment of the debt that was outstanding during the first half of 1996. The minor amount that was reported in 1997 related to the use of the line of credit discussed in liquidity and capital resources below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. Internally generated liquidity is measured by operating cash flow as discussed below and working capital. At June 30, 1997, working capital was $2,553,000. In addition, the Company received gross proceeds of $3,300,000 in April and May 1997 from the sale of 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock). The Company believes that the cash generated from the sale of the Preferred Stock and its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances) is sufficient to finance its short-term working capital needs for fiscal year 1997.

The Company's short-term and long-term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, working capital requirements, research and development expenses, capital expenditures, successful project management, timely system installations and variability of quarterly operations. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue debt, additional equity or a combination thereof. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets. The Company believes that with improved project management personnel and increased installation and project management experience, it can shorten the installation time lines, reduce unbilled revenue balances and thereby reduce working capital needs. However, there can be no assurance that this will occur.

Net cash used in operating activities during the second quarter 1997 was $2,128,000. Contributing to this usage was the loss experienced during the first six months of 1997 and the increase in accounts receivable and unbilled revenue related to the increase in sales volume. These increases were offset partially by an increase in accounts payable and deferred revenue and other current liabilities.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the market for imaging-based claims processing may not develop as expected, the degree of success of the Company's market initiatives, expansion of sales in the MCO industry, the success of the Company in forecasting demand for the ClaimMatrix(TM) system, the success of the Company in increasing ClaimMatrix(TM) system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the Company will not be able to achieve pricing levels or installation time lines sufficient to increase gross margins, the risk that the long length of the Company's sales cycle could delay revenues, the risk of variablity of quarterly operations and those risks and uncertainties discussed more completely in the Company's Form 10-KSB/A for the year ended December 31, 1996 and the Company's Form S-3 Registration Statement dated August 8, 1997.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held May 16, 1997.

        (a) The following members were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders:


                                          Elected to
Nominee           For         Withhold    Term Ending
-------           ---         --------    -----------
Robert Beekman    2,430,000   106,000     2000
Bryan Finkel      2,430,000   106,000     1999
Dennis Hefter     2,430,000   106,000     2000
Beverly Sloan     2,430,000   106,000     2000

The terms of office of the directors of the Company are staggered. The terms of office of the Company's other directors continue after the Annual Meeting, as follows: Blair McNea and Jaidev Sugavanam have terms which expire at the 1998 Annual Meeting of Shareholders, and Gerald Henderson and David Seigle have terms which expire at the 1999 Annual Meeting of Shareholders.

        (b) The ImageMatrix Corporation 1996 Incentive Stock Option Plan was amended to increase the number of share of common stock reserved for issuance thereunder from 387,500 to 737,500 by a vote of 2,360,000 in favor, 54,000 against and 122,000 abstentions.

        (c) Ernst & Young LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 1997, by a vote of 2,507,000 in favor, 15,000 against and 14,000 abstentions.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) Exhibits:


        3.1   Amended and Restated Articles of Incorporation. (1).

        3.2   Bylaws of Registrant. (1).

        3.3 Articles of Amendment to Articles of Incorporation, creating Series A Convertible Preferred Stock. (2).

        4.1   Form of Certificate for Shares of Common Stock. (1).

        4.2   Form of Warrant Agreement and Redeemable Warrant. (1).

        4.3   Form of Stock Purchase Warrant A.  (2).

        4.4   Form of Stock Purchase Warrant B.  (2).

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

       10.6 ImageMatrix Corporation Stock Option Plan for Non-Employee Directors. (1).

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

       10.12  Form of Securities Purchase Agreement dated April 14, 1997. (2).

       11     Statement Re Computation of Earnings Per Share

       27     Financial Data Schedule

(1) Incorporated by reference from same exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-1990).

(2) Incorporated by reference from same exhibit to the Registrant's Form 10Q-SB filed on May 15, 1997 (File No. 0-20704).

(b)    Reports on Form 8-K

              There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IMAGEMATRIX CORPORATION



Date:  August 13, 1997      By:  /s/ Gerald E. Henderson
                                ------------------------------------------------
                            Gerald E. Henderson, Chief Executive
                            Officer (Principal Executive Officer)



Date:  August 13, 1997      By:  /s/ Blair W. McNea
                                ------------------------------------------------
                            Blair W. McNea, Chief Financial Officer, Senior Vice
                            President - Business Development, Treasurer,
                            Secretary (Principal Financial and Accounting
                            Officer)

                           IMAGE MATRIX CORPORATION

                      WEIGHTED AVERAGE SHARES OUTSTANDING

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                      EXHIBIT 11

                                                       Days
                                                       ----

Total shares issued and outstanding from
 January 1, 1997 to June 30, 1997
                                            4,665,897    15     69,988,455
                                            4,922,834   166    817,190,444

                                                               887,178,899

                                                     Days              181
                                                              ------------

             WEIGHTED AVERAGE SHARES OUTSTANDING                 4,901,541
                                                              ============

                      FOR THE QUARTER ENDED JUNE 30, 1997


                                                       Days
                                                       ----

Total shares issued and outstanding from
 April 1, 1997 to June 30, 1997
                                            4,922,834    91    447,977,894

                                                               447,977,894

                                                     Days               91
                                                              ------------

             WEIGHTED AVERAGE SHARES OUTSTANDING                 4,922,834
                                                              ============

Common stock equivalents have been excluded from the calculation from January 1, 1997 to December 31, 1997 due to the fact that exercise price is greater than stock price in all cases.