Form 10QSB
period 1997-09-30
IMAGEMATRIX CORP
filed 1997-11-14
CIK 1010136

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[  ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)   OF   THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD
     FROM __________ TO __________.



Commission File No.  0-20747

                     IMAGEMATRIX CORPORATION
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

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

The small business issuer had 9,361,178 shares of common stock outstanding as of October 31, 1997.

Transitional Small Business Disclosure Format:

Yes ___   No   X

ITEM 1  FINANCIAL STATEMENTS

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    (UNAUDITED)           (UNAUDITED)
                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30,        SEPTEMBER 30,
                                 1997        1996      1997      1996
REVENUE:
     Licenses                  $ 1,048    $   164   $ 2,984       657
     Services and maintenance      162        148       844       812
     Hardware and other            231        456       892       960
                                 -----      -----     -----     -----
        Total revenue            1,441        768     4,720     2,429

COST OF REVENUE:
     Licenses                      486        143     1,447       431
     Services and maintenance      325        126       884       697
     Hardware and other            245        314       745       724
                                 -----       ----     -----     -----

       Total cost of revenue     1,056        583     3,076     1,852
                                 -----       ----     -----     -----
GROSS PROFIT                       385        185     1,644       577

SELLING, GENERAL
& ADMIN EXPENSES                 1,708      1,205     4,383     2,806
                                 -----      -----     -----     -----
OPERATING LOSS                  (1,323)    (1,020)   (2,739)   (2,229)

Other expense:
     Interest and other              1         19        (4)     (136)
                                 -----       ----      -----    -----
NET LOSS                        (1,322)    (1,001)   (2,743)   (2,365)

Preferred stock dividends:
  Imputed (Note 3)                    -         -      (833)        -
  Accrued                          (58)         -      (106)        -
                                  -----     -----      -----     -----
NET LOSS APPLICABLE
  TO COMMON STOCKHOLDERS       $(1,380)  $ (1,001)  $(3,682)  $(2,365)
                               ========   ========  ========  ========

NET LOSS PER COMMON SHARE      $ (0.24)  $  (0.22)  $ (0.71)  $ (0.59)
                               ========   ========  ========  ========
COMMON SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE      5,769      4,639     5,194     4,035
                               ========   ========  ========  ========

                     IMAGEMATRIX CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS)
                                                  (UNAUDITED)
                                                 SEPTEMBER 30,
                                                     1997
                                                 -------------
ASSETS
Current assets
  Cash                                             $  1,136
  Accounts receivable, net of allowance of $7         1,582
  Unbilled revenues                                   1,214
  Inventory                                             355
  Prepaid expenses and other current assets             212
                                                       ----
    Total current assets                              4,499

Property and equipment at cost, less accumulated
  depreciation of $345                                  470
Software development costs, net of accumulated
  amortization of $230                                  185
Other assets, net of accumulated
  amortization of $69                                    31
                                                     ------
TOTAL ASSETS                                         $5,185
                                                     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other accrued expenses        $1,278
  Deferred revenue                                       43
  Other current liabilities                             315
                                                      -----
    Total current liabilities                         1,636
Stockholders' equity
  Preferred stock, no par value,
    5,000,000 shares authorized, 325,000 shares
    issued and outstanding
    (liquidation preference of $325,000)                372
  Common stock, no par value,
    20,000,000 shares authorized,
    8,935,120 shares issued and outstanding          10,584
  Deferred compensation, net of accumulated
    amortization of $87                                 (13)
  Accumulated deficit                                (7,394)
                                                     -------
Total stockholders' equity                            3,549
                                                    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $5,185
                                                     ======

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS)
                                                (UNAUDITED)
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                               1997       1996

OPERATING ACTIVITIES
Net loss                                      $(2,743)  $(2,365)
Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                338       244
     Changes in operating assets and liabilities:
       Accounts receivable                     (1,259)      523
       Unbilled revenues                         (912)     (504)
       Inventory                                 (230)      154
       Prepaid expenses and other current assets  (85)     (135)
       Accounts payable and accrued expenses      788       249
       Deferred revenue and
        other current liabilities                 145        -
       Other assets                               (27)      (2)
                                               -------    ------
NET CASH USED BY OPERATING ACTIVITIES          (3,985)   (1,836)

INVESTING ACTIVITIES
Software development costs                        -        (416)
Purchases of computer equipment and furniture    (106)     (405)
                                               -------     -----
NET CASH USED BY INVESTING ACTIVITIES            (106)     (821)

FINANCING ACTIVITIES
Issuance of preferred stock,
  net of offering costs of $362                 2,938        -
Issuance of common stock                          465     6,329
Exercise of warrants                            1,500       -
Repayment of notes payable                        -      (2,644)
Repayment of amount due to principal stockholder  -         (38)
                                               ------     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES       4,903     3,647

Net increase in cash and cash equivalents         812       990
Cash and cash equivalents at beginning of period  324       550
                                                -----    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 1,136   $ 1,540
                                              =======   =======

IMAGEMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1996. The accompanying financial statements have been prepared in accordance with generally accepted auditing standards and in the opinion of the Company's management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal, recurring nature. The results of operations for the nine months ended September 30, 1997, may not be indicative of results that may be expected for the year ending December 31, 1997.

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

Amortization of computer software development costs begins when the product is available for use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated revenue or (2) the amount determined using the straight-line method over two years. During second quarter 1997, management of the Company reviewed the life used in this calculation and determined that based upon the life and history of the related products, a two year life more accurately reflects the remaining life of the product. The impact of this change was immaterial to the third quarter 1997 and the nine-months ended September 30, 1997.

NOTE 3  PREFERRED STOCK

On April 14, 1997, the Company sold 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. Such amounts are accrued and are included in the other current liabilities portion of the September 30, 1997 balance sheet. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% of the average closing price for the previous eight trading days prior to conversion. The Company can decline to convert the shares and can instead redeem the shares by payment of 125% of the purchase price paid by the holders and accrued but unpaid dividends on that portion. As of September 30, 1997, 2,975,000 shares of the 3,300,000 Preferred Stock shares had been converted to Common Shares (see Note 5).

Recently a Securities and Exchange Commission interpretation was published whereby net loss applicable to common stockholders must reflect as a dividend the amount of any specified discount to the market price of Common Stock into which the Preferred Stock is convertible. Because the Preferred Stock described above contains a conversion feature, the net loss applicable to common stockholders for the nine-month period was increased by $833,000 for an imputed Preferred Stock dividend recognized upon issuance of the Preferred Stock equivalent to the discount from 75% of the fair market value of the Common Stock for the eight trading days prior to April 14, 1997 times the number of common shares reserved for conversion.

NOTE 4  WARRANTS

During the third quarter 1997, 1,500,000 of the warrants issued in conjunction with the April 1997 sale of Preferred Stock were repriced to $1.00. In connection with the repricing of the warrants, the Company entered into an agreement with the warrant holder pursuant to which, for each 100 shares purchased for $1.00 under the repriced warrants, the Company issued to the warrant holder new warrants to purchase 70 shares at an exercise price of $2.25 and 30 shares at an exercise price of $3.00. Subsequently,
the Company repriced these warrants to $2.00 per share.    During
September 1997, 1,500,000 of $1.00 warrants were exercised and 1,500,000 shares of Common Stock were issued. Net proceeds to
the Company totaled $1,410,000.   During October and November
1997, 506,500 of the $2.00 warrants were exercised and the same number of shares of common stock were issued. Gross proceeds to the Company totaled $1,013,000.

The Company also entered into an agreement whereby if the 1,500,000 $2.00 warrants are exercised before February 27, 1998, new warrants will be issued up to 1,500,000, priced at $3.00 expiring July 31, 1998.

NOTE 5  COMMON STOCK

During the third quarter 1997, 2,975,000 shares of Preferred
Stock were converted into 2,512,286 shares of Common Stock.
During October 1997, 225,000 shares of Preferred Stock were converted into 126,058 shares of Common Stock.

In January 1997, the Company sold 257,000 shares of Common Stock at a price of $1.95 per share. Net proceeds to the Company relating to this transaction totaled $465,000.

NOTE 6  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company) was incorporated in July 1995. The Company designs, sells and installs document imaging and work flow systems which improve productivity and customer service for health maintenance organizations (HMOs), health insurance companies, third-party administrators (TPAs), workers compensation organizations, dental providers and preferred provider organizations. These organizations are collectively known as Managed Care Organizations (MCOs). The Company's systems utilize the Company's proprietary software as well as components manufactured by third party software, hardware and peripheral vendors. The Company has developed a suite of software products including CaptureMatrix TM, ClaimMatrix TM and ServiceMatrix TM. CaptureMatrix TM is a document capture, storage and retrieval system. ClaimMatrix TM performs imaging-based workflow claims processing. ServiceMatrix TM was released on June 30, 1997 and enables customer service departments to process customer inquiries in a rapid, cost-efficient manner.

RESULTS OF OPERATIONS

REVENUE

Total revenue for the quarter ended September 30, 1997, was $1,441,000 an increase of $673,000 or 87.6% over the $768,000 reported for the same 1996 period.  For the nine months ended
September 30, 1997, total revenue was

$4,720,000 compared to $2,429,000 for the nine months ended
September 30, 1996; an increase of $2,291,000 or 94.3%.

In the first nine months of 1997, the Company has experienced revenue growth of 94.3% when compared to the same period in 1996. As yet, the Company does not believe that it is in a position to reliably predict continued quarterly or annual growth. Further, the Company believes that it will continue to experience significant quarterly variations in revenue, either positively or negatively, until the number of system sales increases to the point where the presence or absence of a larger order, or the timing of revenue recognition of portions of such orders, will not significantly impact revenues from period to period.

Sales to the MCO industry increased $1,139,000 or 639.9% from $178,000 in third quarter 1996 to $1,317,000 in the 1997 period. The year-to-date period exhibited a comparable increase of $3,560,000 or 435.2% from $818,000 in 1996 to $4,378,000 in 1997.
For the quarter and nine months ended September 30, 1997, sales to the MCO industry as a percent of total revenue were 91.4% and 92.8%, respectively. For the same periods in 1996, these sales represented 23.2% and 33.7%, respectively, of total revenue. Management believes that the growth in sales to the MCO industry is the result of the Company's extensive selling efforts in that market.

LICENSES REVENUE

For the quarter ended September 30, 1997, revenue from the sale of software licenses (including third party software) rose from $164,000 to $1,048,000; an increase of $884,000 or 539.0%. For the nine months ended September 30, 1997, revenue from the sale of software licenses increased 354.2% or $2,327,000 to $2,984,000 over the $657,000 reported in the same period during 1996. The single largest contributing factor to these increases is the growth in sales volume of the Company's proprietary software and third party software licenses. During third quarter 1997, the Company entered into $4,155,000 of new contracts compared to $665,000 in the third quarter of 1996. The majority of the related revenue on these new contracts will be recorded in the fourth quarter of 1997 and throughout 1998.

SERVICES AND MAINTENANCE REVENUE

For the three-month and nine-month periods ended September 30, 1997, revenue from services and maintenance increased slightly over that reported in the 1996 periods. During 1997, revenue related to services increased due to the addition of customers discussed above. However, this increase was offset partially by a decrease in maintenance revenue. The decline in that revenue was caused by the Company's focus during 1997 on sales of its proprietary software and the subsequent discontinuance of maintenance agreements on non-proprietary software sales.

HARDWARE AND OTHER REVENUE

Revenue related to hardware and other declined in both the third quarter and the nine-month period ended September 30, 1997 when compared to the 1996 results. The decrease in 1997 related primarily to the shift in sales focus from systems integration where hardware was a sizable portion of the revenue to the Company's proprietary software where hardware becomes a less significant portion.

GROSS PROFIT

Gross profit for the three-months ended September 30, 1997 increased $200,000 or 108.1% to $385,000 from $185,000 recorded in the same 1996 period. For the nine-month period, gross profit rose to $1,644,000 in 1997 from $577,000 in 1996; an increase of
$1,067,000 or 184.9%. The increases were the result of additional sales of the Company's proprietary software and third party software in 1997 compared to 1996.

The Company sells its products via contracts for either complete systems or individual components. In the case of complete systems, the Company uses the percentage of completion methodology for recognizing revenue. Under this scenario, recognized revenues at any one time reflect the overall gross profit of the total system sale. In the case of individual component sales, revenue is recognized upon shipment of the component to the customer. Under this method, gross profit can flucuate depending upon the timing of the shipment of the components and the related gross profit on those components.

GROSS MARGIN

Gross margin (gross profit as a percent of sales) for the three months ended September 30, 1997 rose to 26.7% from 24.1%. The increase in gross margin resulted from more sales of the Company's proprietary software during the 1997 period. However, this improvement in gross margin was largely offset by the longer than anticipated project installations that continued in the third quarter.

Gross margin for the nine-months ended September 30, 1997 was 34.8% compared to 23.8% in the 1996 period. This favorable change was caused by added sales of the Company's proprietary software during 1997. Once again, this increase was offset, in part, by the extended installation time lines as discussed above.

Management of the Company feels that it has made significant progress towards reducing the installation timelines by adding experienced project managers. Management believes that this effort, in combination with the completion of more installations, should address the primary issues related to this area.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

In the third quarter of 1997, selling, general and administrative costs rose $503,000 or 41.7% from $1,205,000 in third quarter of 1996 to $1,708,000. These same costs increased $1,577,000 or 56.2% from $2,806,000 in the first nine months of 1996 compared to $4,383,000 in the same 1997 period. Contributing the most to the increase in both periods was the absence of capitalizable research and development projects in 1997. This absence caused these costs to increase $247,000 in the third quarter 1997 and $594,000 in the first nine months of 1997. Additionally, selling expenses rose $257,000 in the third quarter 1997 and $880,000 in the first nine months of 1997 over 1996 levels due to the expansion in late 1996 of the sales force and costs associated with related office space.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. Internally generated liquidity is measured by operating cash flow as discussed below and working capital. At September 30, 1997, net working capital was $2,863,000. In addition, the Company received gross proceeds of $1,013,000 and $1,500,000 in October/November 1997 and September 1997, respectively, from the exercise of warrants and $3,300,000 in the second quarter of 1997 from the sale of 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock). The Company believes that the cash generated from the sale of the Preferred Stock, the exercise of the warrants and its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances) is sufficient to finance its short-term working capital needs for the next six months. At September 30, 1997, $373,000 was outstanding under the line of credit.

The Company's short-term and long-term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, gross profit levels, working capital requirements, research and development expenses, capital expenditures, successful project management, timely system installations and variability of quarterly operations. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue debt, additional equity or a combination thereof. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets. The Company believes that with improved project management personnel and increased installation and project management experience, it can shorten the installation time lines, reduce unbilled revenue balances and thereby reduce working capital needs. However, there can be no assurance that this will occur.

Net cash used in operating activities during the nine months ended September 30, 1997 was $3,985,000. Contributing to this usage was the loss experienced during the first nine months of 1997 and the increase in accounts receivable and unbilled revenue related to the increase in sales volume. These increases were offset partially by an increase in accounts payable and deferred revenue and other current liabilities.

 "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the market for imaging-based claims processing may not develop as expected, the degree of success of the Company's market initiatives, expansion of sales in the MCO industry, the success of the Company in forecasting demand for the ClaimMatrixT and ServiceMatrixT system, the success of the Company in increasing ClaimMatrixT and ServiceMatrixT system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the Company will not be able to achieve pricing levels or installation time lines sufficient to increase gross margins, the risk that the long length of the Company's sales cycle could delay revenues, the risk of variablity of quarterly operations, the risk that the Company will not achieve profitability and those risks and uncertainties discussed more completely in the Company's Form 10-KSB/A for the year ended December 31, 1996 and the Company's Form S-3 Registration Statement filed October 3, 1997.


                   PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (C) The Company sold the following unregistered securities during the quarter ended September 30, 1997:

          (1) During September 1997, the Company issued 1,500,000 shares of common stock to Mueller Trading LP of Lakewood ("Mueller") upon exercise of warrants to purchase common stock, for an aggregate purchase price of $1,500,000. In connection with the exercise of such warrants, the Company issued to Mueller additional warrants to purchase 1,050,000 shares of common stock at $2.25 per share and 450,000 shares of common stock at $3.00 per share.

          (2) On dates between August 14 and September 15, 1997, the Company issued 2,512,286 shares of common stock to 11 persons upon conversion of 2,975,000 shares of the Company's Series A Preferred Stock.

          The Company believes each of these sales was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

     10.2 Severance Agreement dated December 29, 1995 by and between ImageMatrix Corporation and Dennis C. Hefter.
          (1).

     10.3 Letter Agreement dated December 21, 1995 by and between
          ImageMatrix Corporation and Blair W. McNea. (1).

     10.4 ImageMatrix Corporation Founders and Consultants  Stock
          Option Plan. (1).

     10.5 ImageMatrix Corporation 1996 Stock Option Plan. (1).

     10.6 ImageMatrix  Corporation Stock  Option  Plan  for  Non-
          Employee Directors. (1).

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

     10.12     Form of Securities Purchase Agreement dated April
          14, 1997. (2).

     10.13 Warrant Exercise Agreement dated September 4, 1997 by and between ImageMatrix Corporation and Mueller
          Trading L.P. of Lakewood.

     10.14 Warrant Exercise Agreement dated October 24, 1997 by and between ImageMatrix Corporation and Mueller Trading L.P. of Lakewood.

     27   Financial Data Schedule


---------------------------------

(1)  Incorporated by reference from the Registrant's Registration
  Statement on Form SB-2 (File No. 333-1990).

(2) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended March 31, 1997.

(b)  Reports on Form 8-K

          There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMAGEMATRIX CORPORATION


Date:  November 12, 1997      By:  /s/ Gerald E. Henderson
                                  -------------------------
                                   Gerald E. Henderson, Chief
Executive
                                   Officer (Principal Executive
                                   Officer)


Date:  November 12, 1997      By:  /s/ Blair W. McNea
                                   ------------------------
                                   Blair McNea, Chief Financial
                                   Officer, Senior Vice President
                                   - Business Development,
                                   Treasurer, Secretary
                                   (Principal Financial and
                                   Accounting Officer)