Form 10KSB
period 1997-12-31
IMAGEMATRIX CORP
filed 1998-04-15
CIK 1010136

            U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
                         --------    ---------.
COMMISSION FILE NUMBER 0-12471

                     IMAGEMATRIX CORPORATION
     (Exact name of registrant as specified in its charter)
           COLORADO                          84-1313108
   (State of incorporation)     (I.R.S. Employer Identification No.)
400 S. COLORADO BLVD., SUITE 500, DENVER, COLORADO  80246
     (Address of principal executive offices)     (Zip Code)
                         (303) 399-3700
                   (Issuer's telephone number)

 SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                              NONE

 SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                   Common Stock (no par value)
                       Redeemable Warrants
Units, consisting of one share of Common Stock and one Redeemable
                             Warrant
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                Yes [X]                    No [  ]
  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Issuer's revenues for most recent fiscal year   $5,134,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock at April 8, 1998 was $14,261,700. The number of shares outstanding at April 8, 1998 was 9,567,678.

DOCUMENTS INCORPORATED BY REFERENCE
  Registrant's Proxy Statement to be filed is incorporated by reference into Part III of this report.

  Transitional Small Business Disclosure Format:
                Yes [  ]                    No [X]

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

ImageMatrix Corporation (the Company) designs, markets and installs software that improves productivity and customer service for health maintenance organizations (HMOs), health insurance companies, workers compensation organizations, dental providers, preferred provider organizations (PPOs) and third-party administrators (TPAs). These organizations are collectively known as Managed Care Organizations (MCOs). The Company's imaging systems integrate the Company's proprietary software as well as components manufactured by third party imaging software, hardware and peripheral vendors. The Company has developed a suite of software products including CaptureMatrix(TM), ClaimMatrix(TM) and ServiceMatrix(TM). CaptureMatrix(TM) is a document capture, storage and retrieval system. ClaimMatrix(TM) performs imaging-based workflow claims processing. ServiceMatrix(TM) enables customer service departments to resolve customer inquiries in a rapid, cost-efficient manner. The Company was incorporated in July 1995. In August 1995, the Company acquired the assets and liabilities of the imaging division of ENTEX Information Services of Colorado, Inc., formerly known as Random Access, Inc.

PRODUCTS AND SERVICES

CAPTUREMATRIX(TM) CaptureMatrix(TM) converts paper-based claims and their accompanying documents into digital images. It streamlines and automates data entry tasks and reduces the cost of claims data entry by means of zone-based indexing, OCR, and intelligent document management. The price range for CaptureMatrix(TM) is typically in the $100,000 to $350,000 range. Software features include:
       - Database lookups - CaptureMatrix(TM) can integrate with any database system to perform real-time data verification
       - Batch processing - documents are processed in batches, streamlining the capture and indexing process in the system
       - Zone-based indexing - the product automatically zooms in and highlights zones on the document for quick location of the data to be keyed
       - Host file extraction - the product can output a file for direct upload to a host, speeding the data interface process

CLAIMMATRIX(TM) ClaimMatrix(TM) is specifically designed to automate the processing of claims, enrollment forms and EDI claims. ClaimMatrix(TM) provides MCOs with software that automates the processing, case management and payment of paper claims (converted by the system to digital form) and EDI claims.
The system is designed to interface with the client's host system, accessing data and processing claims within the scope of the client's overall information system infrastructure. Rules-based routing allows claims processing departments to methodically and efficiently process claims. The price range for ClaimMatrix(TM) is, on average, approximately $450,000. However, differences in the size of the installation can cause the price to vary from $250,000 to over $4,000,000. Software features include:
       -    Automatic processing of claim documents on-line
       - Automated routing based on document types, exception codes, or other data
       - Access to document archives for searching and reviewing other claims and member-related documents
       -    Rapid access to claims information
       - Prioritization and escalation of claims (to ensure rapid turnaround time)
       -    Integration with the host adjudication system

SERVICEMATRIX(TM) ServiceMatrix(TM) enables customer service departments to resolve customer inquiries in a rapid, cost-efficient manner. The product offers a variety of features to improve both administrative productivity and customer service representatives' overall work performance. The size of ServiceMatrix(TM) installations can cause the price to vary from $150,000 to $1,500,000. Software features include:
       - Call tracking for members, providers, internal employees, etc.

       -    Electronic routing of information
       -    Assignment of deadlines, to ensure prompt service
       -    Tracking of all contacts and answers to their questions
       -    Access to documents, whether archived or still in process
       - Viewing the managed care workflow to answer questions regarding status

PROFESSIONAL SERVICES. In order to ensure customer satisfaction, the Company provides system design, installation, integration and other post-installation services for its products directly to end-users. In addition, the Company provides training to end-users on the features and functions of these products.

INSTALLATION AND INTEGRATION SERVICES. The Company provides system analysis recommendations, project management, site preparation, customization, systems integration and installation services for its customers. In 1997, the Company signed an agreement with a third party systems integrator, American Management Systems, Inc. (NASDAQ/AMSY) to install the Company's software. The Company believes it can accelerate the number of additional customers of its proprietary software by utilizing integration partners to install its software.

POST-INSTALLATION SERVICES. The Company's post-installation services include routine software and hardware maintenance, user assistance and a software product upgrade release program. These services are provided under the terms of the Company's renewable maintenance agreements, fees for which are generally based upon a percentage of the originally installed cost of the software.

DISTRIBUTION

The Company currently markets its products and services directly through its own sales organization. The Company has sales offices in Denver, Colorado; Atlanta, Georgia; Minneapolis, Minnesota; Shelton, Connecticut; Raleigh, North Carolina; and San Antonio, Texas. The Company supports its products through advertising, focused marketing, publishing articles and technical papers on its products and by participating in MCO trade shows.

For direct and indirect sales, the Company's sales efforts focus on MCOs which have (i) adequate capital resources to purchase the products, (ii) an information system infrastructure in place to allow the integration of imaged documents into the workflow of the organization and (iii) adequate size to leverage the productivity benefits of the system.

The Company directs its sales and marketing efforts at the MCOs that could benefit from the productivity impacts of the Company's products. The Company's sales force practices a solution selling focus with a cost justification basis. The Company believes that the key value of its system lies in (i) productivity enhancements through reduced payroll and operating costs and higher output within current staffing levels and (ii) enhanced customer service capabilities.

The Company also markets its products through referral and finder's fee relationships with large HCIS accounting, plan administration and general information system vendors in the managed care segment of the market. In February 1997, the Company signed a Market Development and Reciprocal Referral Agreement with Health Systems Design Corporation (HSDC). This agreement provides for the mutual referral of the Company's and HSDC's clients.

COMPETITION

The Company is in a competitive industry that may be affected by rapid changes in technology and spending patterns in the business and institutional client sectors. Most of the Company's competitors have greater financial and technological resources and have more established sales and marketing organizations than the Company.

Competitors include: (i) MACESS Corporation, (ii) regional imaging integrators, (iii) imaging software companies which sell imaging systems either partially or exclusively on a direct basis such as FileNet, Optika, International Business Machines (IBM) and Eastman Software Corporation, (iv) business solutions consultants with a national presence such as Andersen Consulting,Electronic Data Systems (EDS), Perot Systems and TRW and (v)numerous small imaging integrators.

The Company believes that the principal competitive factors in its market are system features and reliability, the referent installed base of customers, price, sales and marketing efforts, and the reputation for customer service.

SUPPLIERS

The Company must be approved as an authorized dealer by many of the vendors of the components that the Company utilizes in its business. In the case of MicroSoft(R), Oracle (R), FileNet(R), KOFAX(R) and RAF Technology, Inc.(R), the Company's vendor authorizations are an important requirement to the current operations and future strategies. Dealer agreements typically provide that a dealer may be terminated with cause upon as little as 30 days' notice. The Company's current dealer agreements generally last one year. Vendors have regularly renewed the Company's dealer agreements; however no assurance can be given that such renewals will continue. While management does not believe that such an occurrence is likely, the loss of vendor authorizations from any of the above four vendors could have a material adverse effect on the Company's business.

The Company also purchases imaging system components including hardware and peripheral devices from other vendors and suppliers. The Company does not have any long-term agreements or commitments with the vendors or suppliers of such components, but believes that competitive sources of supply are available for such components.

DEPENDENCE UPON MAJOR CUSTOMERS

For the year ended December 31, 1997, three customers accounted for approximately 55.3% of total revenue. Accounts receivable and unbilled revenue from these customers totaled approximately $2,631,000 at December 31, 1997. The Company believes it is likely that the revenues earned from these customers in 1997 will be replaced and exceeded by revenue from different customers in 1998.

For the year ended December 31, 1996, two customers accounted for approximately 34% of total revenue. Accounts receivable from these customers totaled approximately $200,000 at December 31, 1996.

INTELLECTUAL PROPERTY

The Company regards its CaptureMatrix(TM), ClaimMatrix(TM) and ServiceMatrix(TM) software as proprietary and relies primarily on a combination of copyrights, employee confidentiality and invention assignment agreements and distribution and software license agreements to safeguard its software products. The Company has received federal copyright registration for ClaimMatrix(TM) and has filed for copyright protection for CaptureMatrix(TM) and ServiceMatrix(TM). The Company has not applied for patents for its software, but the Company may from time to time investigate the appropriateness of patent applications for its technology or certain aspects of its technology.

ImageMatrix (R) is the Company's federally registered service mark and trademark. The Company has filed for federal trademarks for the marks CaptureMatrix(TM), ClaimMatrix(TM) and ServiceMatrix(TM) and in the future may file federal applications for such other marks as the Company may originate related to further product and service developments. There is no assurance that future registered service marks will be granted, or that if granted, will provide protection from conflicting uses or claims of prior use, infringement upon or confusion with another trademark.

IMPACT OF GOVERNMENT APPROVAL AND REGULATIONS

Government approval is not required for any aspect of the Company's products or services. In addition, management believes that the Company's business is unaffected by any existing or probable governmental regulations.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are focused primarily on ongoing improvements in existing software products and additional functional modules, appropriate for the MCO industry. Disclosure of the planned software modules is not made for competitive reasons.

The Company's research and development efforts can be influenced significantly by customer requirements. New features may be customized initially for delivery to a single customer and then incorporated into future versions of the product. For the year ended December 31, 1997, the Company spent approximately $922,000 on research and development. For the year ended December 31, 1996, the Company spent approximately $703,000 on research and development of which approximately $416,000 represented software development costs that were capitalized. The remaining balance of capitalized software will be fully amortized in the first six months of 1998. Estimated 1998 expenditures for research and development are approximately $1,500,000.

EMPLOYEES

At March 27, 1998, the Company had 48 employees, all of which are full time, of which 38 are located in Denver, Colorado. The employees are not represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and employee relations are considered to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 9,000 square feet of office space for its corporate headquarters at 400 South Colorado Blvd., Suite 500, Denver, Colorado 80246. The Company believes that its facilities are suitable and adequate for its current operations. The Company houses its management, administrative, sales, system design and installation, software design and programming, training and service support and maintenance at its headquarters. The Company also leases sales offices in Minneapolis, Minnesota; Atlanta, Georgia; Birmingham, Alabama; Shelton, Connecticut. In addition to these sales offices, the Company employs sales personnel in Washington and Texas via remote access home offices.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol IMCX. The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by Nasdaq.

Market Price             1997                   1996
                        ----                   ----
                      High         Low         High       Low
                      ----         ---         ----       ---
   First Quarter      $3         $1 15/16       N/A*      N/A*
   Second Quarter     $2 15/16   $1 1/4        $6 1/8*   $4 1/2*
   Third Quarter      $2 15/16   $1 3/8        $4 1/2    $3 1/4
   Fourth Quarter     $3 1/4     $1 3/8        $4 1/8    $2 3/4
*  Stock began trading on June 4, 1996.

The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

At March 27, 1998, the Company had approximately 1,000 shareholders of record. During 1997, no dividends were paid by the Company. At this time, the Company does not anticipate the payment of dividends to its common shareholders in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company) designs, sells and installs software that improves productivity and customer service for health maintenance organizations (HMOs), health insurance companies, workers compensation organizations, dental providers and preferred provider organizations and third-party administrators (TPAs). These organizations are collectively known as Managed Care Organizations (MCOs). The Company's systems utilize the Company's proprietary software as well as components manufactured by third party software, hardware and peripheral vendors. The Company has developed a suite of software products including CaptureMatrix(TM), ClaimMatrix(TM) and ServiceMatrix(TM). CaptureMatrix(TM) is a document capture, storage and retrieval system. ClaimMatrix(TM) performs imaging-based workflow claims processing. ServiceMatrix(TM) was released on June 30, 1997 and enables customer service departments to process customer inquiries in a rapid, cost-efficient manner.

This financial review presents the Company's operating results for each of the two years in the period ended December 31, 1997, and its financial condition at December 31, 1997. This review should be read in conjunction with the information presented in the Consolidated Financial Statements and the related notes thereto.

RESULTS OF OPERATIONS

REVENUE
Total revenue for the year ended December 31, 1997, was $5,134,000 an increase of $2,015,000 or 64.6% over the $3,119,000 reported for 1996. This increase was primarily the result of more customers and an increase in average transaction size in 1997. As yet, the Company does not believe that it is in a position to reliably predict continued annual growth. Further, the Company believes that it will continue to experience significant quarterly variations in revenue, either positively or negatively, until the number of sales increases to the point where the presence or absence of a larger order, or the timing of revenue recognition of portions of such orders, will not significantly impact revenues from period to period.

Sales to the MCO industry increased $3,355,000 or 242.4% to $4,739,000 in 1997 from $1,384,000 in 1996. For 1997, sales to the MCO industry as a percent of total revenue were 92.3%. For 1996, these sales represented 44.4% of total revenue. During 1997, the Company entered into multiple contracts to sell its proprietary software with a value of $6.6 million. During 1996, the value of similar contracts was $1.0 million. The increase from 1996 to 1997 in the value of contracts signed was $5.6 million or 560.0%. Management believes that the growth in sales volume to the MCO industry, the increase in that industry's percentage of total sales and the increase in proprietary software contracts is the result of the Company's extensive selling efforts for its proprietary software in that market. Although such sales may fluctuate from year to year, the Company believes that sales to the MCO industry will remain a significant percentage of total revenue in the future.

During 1997, three customers accounted for 55.3% of total revenue. During 1996, the Company had two significant customers that accounted for approximately 34% of total revenue. Accounts receivable and unbilled revenue from the principal customers was approximately $2,631,000 at December 31, 1997. The Company believes it is likely that the revenues earned from these customers in 1997 will be replaced and exceeded by revenue from different customers in 1998.

LICENSES REVENUE
For the year ended December 31, 1997, revenue from the sale of software licenses (including third party software) rose from $948,000 to $3,043,000; an increase of $2,095,000 or 221.0%. The single largest contributing factor to this increase was the growth in sales volume related to an increase in the number of customers for the Company's proprietary software and third party software licenses.

SERVICES AND MAINTENANCE REVENUE
In 1997 revenue from services and maintenance increased slightly over that reported in 1996 from $1,138,000 in 1996 to $1,166,000 in 1997. During 1997, revenue related to services increased due to the addition of customers discussed above. However, this increase was offset partially by a decrease in maintenance revenue. The decline in that revenue was caused by the Company's focus on sales of its proprietary software during 1997 and the subsequent discontinuance of maintenance agreements on non-proprietary software sales.

HARDWARE AND OTHER REVENUE
Revenue related to hardware and other declined to $925,000 in 1997 when compared to 1996 results of $1,033,000. The decrease in 1997 related primarily to the shift in sales focus from systems integration where hardware is a sizable portion of the revenue to the Company's proprietary software where hardware is a less significant portion.

COST OF REVENUE
COST OF LICENSES REVENUE
Cost of licenses revenue includes third party software costs and amortization of capitalized software. Cost of licenses revenue increased from $700,000 in 1996 to $1,417,000 in 1997, an increase of $717,000 or 102.4%. Gross margin on license sales (gross profit as a percent of sales) increased to 53.4% in 1997 from 26.2% in 1996. This growth was due to the additional revenue generated in 1997 from sales of the Company's proprietary software compared to 1996 activity.

COST OF SERVICES AND MAINTENANCE REVENUE
Cost of services and maintenance revenue includes the personnel and related overhead costs for training and customer support services combined with fees paid to third party subcontractors. Cost of services and maintenance revenue increased from $856,000 in 1996 to $1,327,000 in 1997. Gross margin on cost of service and maintenance sales declined from 24.8% in 1996 to a negative 13.8% in 1997. During 1997, several items adversely impacted gross margin. To begin with, revenue related to this category did not increase as significantly as the license revenue due to the decline experienced in maintenance revenue discussed above. In addition, during 1997, third party subcontractor costs increased. Lastly, longer than anticipated installation periods were experienced during 1997.

COST OF HARDWARE AND OTHER REVENUE
Cost of hardware and other revenue includes third party hardware sold to proprietary software customers. Cost of hardware and other revenue declined in 1997 to $800,000 from $920,000 reported in 1996. Related gross margin increased from 10.9% in 1996 to13.5% in 1997. The change in sales focus caused a decrease in sales of hardware and, thus the decrease in the cost of hardware revenue. In addition, the hardware that is sold in conjunction with proprietary software sales is typically sold at a slightly higher margin than what was sold during 1996.

As part of the year end financial statement closing process, the Company reviewed its revenue recognition calculations under the percentage of completion method. Historically, the Company has measured progress to completion on a ratio of costs incurred to total estimated costs. It determined, however, with respect to its largest contract in process, that a calculation based on labor costs would most accurately reflect progress to completion. As a result, the Company recorded deferred revenue on this contract of $949,000 at December 31, 1997. This amount is comprised of the excess of partial billings of $2,523,000 over the sum of costs incurred on this uncompleted contract plus estimated earnings of $1,574,000. The Company initially recorded revenue from this contract, which was entered into in September 1997, using total costs. If the Company had reflected revenue on this contract using the labor cost incurred to total expected labor costs method at September 30, 1997, the Company's third quarter results would have been as follows:

                               As Reported   As Adjusted
                               -----------   -----------

     Revenue                    $1,441,000   $   583,000
     Cost of revenue             1,056,000       639,000
     Gross profit                  385,000       (56,000)
     Net loss                   (1,322,000)   (1,763,000)

Based upon current projections, the Company expects to complete its obligations under the contract and recognize, on a ratable basis, all of the revenue deferred at December 31, 1997 by September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE COSTS
During 1997, selling, general and administrative costs rose $1,065,000 or 27.3% from $3,904,000 in 1996 to $4,969,000.
Contributing the most to the increase was the increase in selling and marketing expense. These expenses increased $861,000 in 1997 due to the expansion in late 1996 of the sales force and costs associated with related office space.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs increased $635,000 from $287,000 in 1996 to $922,000 in 1997. In 1996, the Company spent approximately $703,000 on research and development, but capitalized approximately $416,000. Thus, the largest portion of the increase from 1996 to 1997 related to the absence of capitalizable software development projects in 1997 (i.e. all costs related to research and development were expensed during
1997).

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. Internally generated liquidity is measured by working capital and operating cash flow as discussed below. At December 31, 1997, net working capital was $2,387,000. In addition, the Company received gross proceeds of $2,513,000 in fourth quarter 1997 from the exercise of warrants and $3,300,000 in the second quarter of 1997 from the sale of 3,300,000 shares of non-voting, Series A Preferred Stock. The Company believes that the cash generated from future operations, the exercise of the warrants and its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances) is sufficient to finance its short-term working capital needs for the next six months. Historically, the Company has successfully raised over $15.4 million in gross proceeds by selling its Common and Preferred Stock. The Company believes that it has access to capital markets and if the need arises will utilize these markets as necessary. However, there can be no assurance that this will occur.

At December 31, 1997, no amount was outstanding under the line of credit. At April 10, 1998, $1.4 million was outstanding.

The Company's short-term and long-term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, gross profit levels, working capital requirements, research and development expenses, capital expenditures, successful project management, timely system installations and variability of quarterly operations. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue debt, additional equity or a combination thereof. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets. The Company believes that with improved project management personnel and increased installation and project management experience, it can shorten the installation time lines and thereby reduce working capital needs. However, there can be no assurance that this will occur.

Net cash used in operating activities during the twelve months ended December 31, 1997 was $5,238,000. Contributing to this usage was the loss experienced during 1997, the increase in accounts receivable and unbilled revenue related to the increase in sales volume. These increases were partially offset by the increase in deferred revenue and a decrease in inventories and increases in accounts payable and other current liabilities.

YEAR 2000 ISSUE
Many currently installed computer systems and software products in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company's proprietary software, upon which its operations are significantly dependent, was originally designed to be Year 2000 compliant. As such, the Company expects future costs related to Year 2000 compliance issues to be minimal. In addition, other third party software used internally is Year 2000 compliant. The Company will continue to monitor its third party software vendors for compliance. Based upon the above facts, the Company believes that costs related to the Year 2000 issue will be minimal.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the market for imaging-based claims processing may not develop as expected, the degree of success of the Company's market initiatives, expansion of sales in the MCO industry, the success of the Company in forecasting demand for the ClaimMatrix(TM) and ServiceMatrix(TM) system, the success of the Company in increasing ClaimMatrix(TM) and ServiceMatrix(TM) system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the Company will not be able to achieve pricing levels or installation time lines sufficient to increase gross margins, the risk that the long length of the Company's sales cycle could delay revenues, the risk of variability of quarterly operations, the risk that the Company will not achieve profitability, the risk that the Company will not be able to raise future required capital and those risks and uncertainties discussed more completely in the Company's Form S-3 Registration Statement filed October 3, 1997.

                 REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
ImageMatrix Corporation

We have audited the accompanying consolidated balance sheet of ImageMatrix Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMatrix Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that ImageMatrix Corporation will continue as a going concern.
As more fully described in the last paragraph in Note 1, the Company has incurred recurring operating losses and has historically been required to obtain financing to fund operating cash flow deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the last paragraph in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                    ERNST & YOUNG LLP
Denver, Colorado
March 25, 1998

ITEM 7.  FINANCIAL STATEMENTS

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   YEAR ENDED DECEMBER 31,
                                   1997         1996
                                   -----        ----
REVENUE:
     Licenses                 $   3,043         $ 948
     Services and maintenance     1,166         1,138
     Hardware and other             925         1,033
                                 ------         -----
        Total revenue             5,134         3,119

COST OF REVENUE:
     Licenses                     1,417           700
     Services and maintenance     1,327           856
     Hardware and other             800           920
                                 ------         -----
        Total cost of revenue     3,544         2,476
                                 ------         -----
GROSS PROFIT                      1,590           643

Selling, general
  and administrative expenses     4,969         3,904
Research and development expense    922           287
                                 ------         -----
    Total operating expenses      5,891         4,191
                                 ------         -----
OPERATING LOSS                   (4,301)       (3,548)

Other expense:
     Interest and other             (24)         (115)
                                 ------         -----
NET LOSS                         (4,325)       (3,663)

Preferred stock dividends:
  Imputed (Note 4)                 (833)            -
  Accrued                           (94)            -
                                 ------         -----
NET LOSS ALLOCABLE
  TO COMMON STOCKHOLDERS      $  (5,252)      $ (3,663)
                                 =======       =======

NET LOSS PER COMMON SHARE     $   (0.84)      $  (0.90)
                                 =======        =======

COMMON SHARES USED IN
  COMPUTING NET LOSS
   PER COMMON SHARE               6,247          4,058
                                 =======        =======

See notes to consolidated financial statements.

                     IMAGEMATRIX CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS)
                                                 DECEMBER 31,
                                                      1997
                                                -------------
ASSETS
Current assets
  Cash                                            $     706
  Accounts receivable                                 2,375
  Unbilled revenues                                     912
  Inventory                                              20
  Prepaid expenses and other current assets             228
                                                     ------
    Total current assets                              4,241

Property and equipment at cost
  Computer equipment                                    752
  Office furniture and leasehold improvements           107
                                                     ------
                                                        859
                                                     ------
Less:  accumulated depreciation                        (410)
                                                     ------
                                                        449

Software development costs, net of accumulated
  amortization of $353                                   62
Other assets, net of accumulated amortization of $78     22
                                                      -----

TOTAL ASSETS                                $         4,774
                                                     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $           618
  Accrued payroll-related expenses                      181
  Deferred revenue                                      967
  Other current liabilities                              88
                                                      -----
    Total current liabilities                         1,854
Stockholders' equity
  Preferred stock, no par value, 5,000,000
   shares authorized, 100,000 shares
   issued and outstanding (liquidation
   preference of $100,000)                              114
  Common stock, no par value, 20,000,000
   shares authorized, 9,567,678 shares
   issued and outstanding                            11,768
  Accumulated deficit                                (8,962)
                                                     ------
    Total stockholders' equity                        2,920
                                                     ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    4,774
                                                     ======

See notes to consolidated financial statements.

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS)

                                                 DECEMBER 31,
                                                1997       1996
                                                -----     -----
OPERATING ACTIVITIES
Net loss                                      $ (4,325) $(3,663)
Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation                                  243      155
     Amortization                                  305      222
     Stock option grants to non-employees           52       -
     Changes in operating assets and liabilities:
       Accounts receivable                      (2,052)     429
       Unbilled revenues                          (610)    (302)
       Inventory                                   105       91
       Prepaid expenses and other current assets  (101)     (83)
       Accounts payable                            128      178
       Deferred revenue                            947       -
       Other current liabilities                    70      (41)
       Other assets                                 -        80
                                                ------    ------
NET CASH USED BY OPERATING ACTIVITIES           (5,238)  (2,934)

INVESTING ACTIVITIES
Software development costs                          -      (416)
Purchases of computer equipment and furniture     (150)    (512)
                                                ------    ------
NET CASH USED BY INVESTING ACTIVITIES             (150)    (928)

FINANCING ACTIVITIES
Issuance of preferred stock, net of
  offering costs of $363                         2,937       -
Issuance of common stock, net of
  offering costs of $35                            465    6,280
Exercise of warrants                             2,368       -
Repayment of notes payable                          -    (2,644)
                                                ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES        5,770    3,636
Net increase (decrease) in cash and
  cash equivalents                                 382     (226)
Cash and cash equivalents at beginning of period   324      550
                                                ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    706   $  324
                                              ========   =======

Supplemental schedule of additional cash flow information:
  Cash paid for interest during the period    $     40   $  152
   Income taxes paid                          $      2   $   18

See notes to consolidated financial statements.

                             IMAGEMATRIX CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                            PREFERRED STOCK     COMMON STOCK        DEFERRED
                           SHARES   AMOUNT   SHARES      AMOUNT     COMPENSATION
                           ------   ------   ---------   ------     -----------

BALANCE, DECEMBER 31, 1995     -    $  -     3,265,193 $ (1,141)     $  (100)

Issuance of common stock, net
 of offering costs of $1,802   -       -      1,400,000   6,247           -
Exercise of stock options      -       -         27,125      70           -
Deferred compensation          -       -           -         -            50
Stock recission                -       -        (26,421)    (37)           -
Net loss                       -       -           -         -             -
                           ------   -----    ----------   ------       ------
BALANCE, DECEMBER 31, 1996     -       -      4,665,897    5,139         (50)

Issuance of common stock, net of
 offering costs of $35         -       -        256,937      465            -
Issuance of preferred stock,
 net of offering
 costs of $363            3,300,000   2,937        -          -            -
Preferred stock dividend       -        921        -          -            -
Conversion of
 preferred stock         (3,200,000) (3,744)  2,638,344    3,744           -
Exercise of warrants,
 net of offering
 costs of $145                 -       -      2,006,500    2,368           -
Deferred compensation          -       -           -          -           50
Stock option grants to
  non-employees                -       -           -          52           -
Net loss                       -       -           -           -           -
                        ---------   --------   --------- -------      --------
BALANCE,
DECEMBER 31, 1997          100,000    $  114  9,567,678 $ 11,768      $    -
                           =======    ====== ==========  =======      =======

See notes to consolidated financial statements.

                                       IMAGEMATRIX CORPORATION
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                  ACCUMULATED             TOTAL STOCKHOLDERS'
                                     DEFICIT                    EQUITY
                                  -------------           -------------------
BALANCE, DECEMBER 31, 1995          $   (47)                   $   (1,288)

Issuance of common stock, net
 of offering costs of $1,802             -                          6,247
Exercise of stock options                -                             70
Deferred compensation                    -                             50
Stock recission                          -                            (37)
Net loss                             (3,663)                       (3,663)
                                   ------------            ------------------
BALANCE DECEMBER 31, 1996            (3,710)                        1,379

Issuance of common stock, net of
 offering costs of $35                   -                            465
Issuance of preferred stock, net
 of offering costs of $363               -                          2,937
Preferred stock dividend               (927)                           (6)
Conversion of preferred stock            -                             -
Exercise of warrants, net of
 offering costs of $145                  -                          2,368
Deferred compensation                    -                             50
Stock option grants to
 non-employee                            -                             52
Net loss                             (4,325)                       (4,325)
                                  ------------               ---------------
BALANCE DECEMBER 31, 1997            (8,962)                        2,920
                                   ==========                  ============

See notes to consolidated financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
ImageMatrix Corporation (the Company) designs, sells and installs software that improves productivity and customer service for managed care organizations (MCOs). The Company's imaging systems integrate the Company's proprietary software as well as components manufactured by third party imaging software, hardware and peripheral vendors.

The Company's customer base is nationwide and is serviced from offices in Denver, Colorado; Atlanta Georgia; Minneapolis,
Minnesota; Shelton, Connecticut; Raleigh, North Carolina; St.
Louis, Missouri; and San Antonio, Texas.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Documatrix. All material intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION
Revenues from contracts for system sales that extend over a period of time and are performed on a fixed-price basis are recognized by applying the percentage of completion method. The Company's basis for measuring the percent of completion is the ratio of costs incurred to total estimated costs or labor costs incurred to total estimated labor costs as appropriate. Revenues from the sale of software licenses and hardware products are recognized at the time of shipment unless significant future obligations exist. Revenues from maintenance and support contracts are recognized ratably over the terms of the related contracts.

Beginning in the first quarter of 1998, the Company will adopt Statement of Position 97-2, "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company will be required to apply the provisions of SOP 97-2 to all transactions entered into in 1998. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

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

Amortization of computer software development costs begins when the product is available for use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated revenue or (2) the amount determined using the straight-line method over two years. During second quarter 1997, management of the Company reviewed the life used in this calculation and determined that based upon the life and history of the related products, a two year life more accurately reflects the remaining life of the product. The impact of this change was immaterial to the twelve-months ended December 31, 1997. For the year ended December 31, 1997 and 1996, amortization of capitalized software costs was approximately $221,000 and $132,000, respectively. The capitalized software balance of $62,000 at December 31, 1997 will be fully amortized in the first six months of 1998.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
During 1997, three customers accounted for 55.3% of total revenue. During 1996, the Company had two significant customers that accounted for approximately 34% of total revenue. Accounts receivable and unbilled revenue from the principal customers was
approximately $2,631,000 at December 31, 1997.   The Company
generally does not require collateral but does require substantial down payments and progress payments during the course of a system installation.

ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997 and 1996 was approximately $35,000 and $158,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are charged to operations when incurred except for those costs incurred after technological feasibility is established. These costs are then capitalized as software development costs. During 1997, $922,000 was spent on research and development costs, none of which was capitalized. Research and development expense for the year ended December 31, 1996 was $703,000, exclusive of $416,000 of software development costs that was capitalized.

USE OF ESTIMATES
The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods for sales of its proprietary software.

The Company attempts to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs on its software sales contracts. However, due to uncertainties inherent in the estimation process, actual results could differ from those estimates.

EARNINGS PER SHARE
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As all of the Company's common stock equivalents are anti-dilutive, only basic earnings per share is presented in the Consolidated Statement of Operations.

For 1997, net loss per common share was computed based on the weighted average number of common shares outstanding. The net loss per common share for the year ended December 31, 1996, has been restated and is now based upon the weighted average number of common shares outstanding to conform with Statement No. 128 and Securities and Exchange Staff Accounting Bulletin (SAB) 98. The effect of the restatement was to increase net loss per common share from $0.87 as previously reported to $0.90. SAB 98 no longer requires all stock options issued prior to the twelve-month period of an initial public offering (IPO) with an exercise price below the IPO price to be included in the calculation of earnings per share as if these common stock equivalents were outstanding for all periods presented unless such stock options are considered nominal issuances. The Company does not believe any of the stock options granted by the Company prior to its IPO qualify as nominal issuances.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 financial statement presentation.

LIQUIDITY AND CAPITAL RESOURCES
The Company's short-term and long-term operating and capital requirements will depend on many factors, including, but not limited to, product revenues from operations, gross profit levels, working capital requirements, research and development expenses, capital expenditures, successful project management, timely system installations and variability of quarterly operations. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue debt, additional equity or a combination thereof. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available, or are not available on terms acceptable to the Company, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets. The Company believes that with improved project management personnel and increased installation and project management experience, it can shorten the installation time lines and thereby reduce working capital needs. However, there can be no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.  OPERATING LEASES

The Company has leases for office equipment and space that expire in various years, some of which contain renewal options. Future minimum lease payments required as of December 31, 1997 under non-cancelable operating leases with terms exceeding one year, are as follows:

     1998      $243,000
     1999       136,000
     2000        17,000
               --------
     Total     $396,000
               ========
Operating lease rentals for office facilities and equipment amounted to approximately $364,000 in 1997 and $234,000 in 1996.

NOTE 3.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1997, the Company's net deferred tax asset has been fully reserved with a valuation allowance.

Significant components of the Company's deferred tax assets and liabilities (in thousands) are as follows:

                                         DECEMBER 31,
                                             1997
                                         ------------
Deferred tax assets:
  Net operating loss (NOL) carryforwards   $   3,300
  AMT credit carryforwards                        18
  Tax-basis goodwill                             396
  Other                                          468
                                            --------
      Total deferred tax assets                4,182
Deferred tax liabilities:
  Capitalized software                            23
  Other                                           11
      Total deferred tax liabilities              34
                                             -------
Net deferred tax asset                         4,148
Valuation allowance                           (4,148)
                                             -------
Net deferred taxes                       $         -
                                          ==========

The following table reconciles the amount which would be provided by applying the 34% federal statutory rate to income before income tax expense to federal income taxes actually provided (in thousands):


                                            DECEMBER 31
                                          1997         1996
                                         -----         -----
Income taxes at federal statutory rate $ (1,470)     $ (1,245)
Benefit of tax losses not recognized      1,470         1,245
                                          -----        -----
  Total income tax expense             $      -      $      -
                                         ======        =======

At December 31, 1997, the Company has NOLs of approximately
$8,795,000 for income tax purposes which will expire between 2009 and 2012. The use of the NOLs is limited to future taxable earnings of the Company.

In 1996, cumulative purchases and transfers of the Company's Common Stock caused an ownership change under Internal Revenue Code Section 382 which could result in a limitation of the Company's ability to utilize net operating losses up to that date. At this time, it has not been determined whether this limitation will affect the Company's future tax liability.

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

On April 14, 1997, the Company sold 3,300,000 shares of non-voting, Series A Preferred Stock (Preferred Stock) for gross proceeds of $3,300,000. In connection with the sale, the Company agreed to pay commissions of $330,000 and issue warrants to purchase 1,550,000 shares of Common Stock to certain placement agents. Of the 1,550,000 warrants, 1,050,000 are exercisable at $2.25 per share and 500,000 are exercisable at $3.00 per share. All such warrants may be exercised for a period of three years from the date of grant. The Preferred Stock yields a 7% dividend, which the Company can elect to pay in cash or Common Stock. Such amounts are accrued and are included in the other current liabilities portion of the December 31, 1997 balance sheet. The Preferred Stock can be converted into Common Stock at the lesser of $2.25 per share or 75% of the average closing price for the previous eight trading days prior to conversion. The Company can decline to convert the shares and can instead redeem the shares by payment of 125% of the purchase price paid by the holders and accrued but unpaid dividends on that portion. As of December 31, 1997, 3,200,000 shares of the 3,300,000 Preferred Stock shares had been converted to 2,638,344 shares of Common Stock.

Recently a Securities and Exchange Commission interpretation was published whereby net loss applicable to common stockholders must reflect as a dividend the amount of any specified discount to the market price of Common Stock into which the Preferred Stock is convertible. Because the Preferred Stock described above contains a conversion feature, the net loss applicable to common stockholders for the twelve-month period was increased by $833,000 for an imputed Preferred Stock dividend recognized upon issuance of the Preferred Stock equivalent to the discount from 75% of the fair market value of the Common Stock for the eight trading days prior to April 14, 1997 times the number of common shares reserved for conversion.

COMMON STOCK
During 1997, 3,200,000 shares of Preferred Stock were converted into 2,638,344 shares of Common Stock.

In January 1997, the Company sold 257,000 shares of Common Stock at a price of $1.95 per share. Net proceeds to the Company relating to this transaction totaled $465,000.

In June 1996, the Company raised $6,247,000, net of offering costs, from its IPO of 1,400,000 shares of Common Stock.

WARRANTS
During the third quarter 1997, 1,500,000 of the warrants issued in conjunction with the April 1997 sale of Preferred Stock were repriced to $1.00. In connection with the repricing of the warrants, the Company entered into an agreement with the warrant holder pursuant to which, for each 100 shares purchased for $1.00 under the repriced warrants, the Company issued to the warrant holder new warrants to purchase 70 shares at an exercise price of $2.25 and 30 shares at an exercise price of $3.00. Subsequently, the Company repriced these newly-issued warrants to $2.00 per
share.    During September 1997, 1,500,000 of $1.00 warrants were
exercised and 1,500,000 shares of Common Stock were issued.  Net
proceeds to the Company totaled $1,410,000.   During October and
November 1997, 506,500 of the $2.00 warrants were exercised and the same number of shares of common stock were issued. Gross proceeds to the Company totaled $1,013,000.

The Company also entered into an agreement whereby if the 1,500,000 $2.00 warrants are exercised before February 27, 1998, new warrants will be issued up to 1,500,000, priced at $3.00 expiring July 31, 1998. At December 31, 1997, 506,500 of the $3.00 warrants had been issued. No additional $3.00 warrants were issued. The remaining 993,500 of the $2.00 warrants were repriced as follows: 139,489 warrants to purchase common shares at $2.00; 458,319 warrants to purchase common shares at $2.25; 199,269 warrants to purchase common shares at $2.50 and 196,423 warrants to purchase common shares at $3.00.

The Company has authorized the issuance of 1,610,000 warrants to purchase an aggregate of 805,000 shares of Common Stock and has reserved 805,000 shares of Common Stock for issuance upon exercise of these warrants. Of the 1,610,000 warrants 1,400,000 were sold in conjunction with the initial public offering. Two of these warrants entitle the registered holder to purchase one share of Common Stock at an exercise price of $7.65 per share at any time during a 23-month period beginning July 4, 1997. These warrants may be exercised only in quantities to purchase full shares of Common Stock. Beginning July 4, 1997, the warrants are redeemable by the Company on 30 days' prior written notice at a redemption price of $0.25 per warrant, provided the average closing bid price of the Company's Common Stock in the Nasdaq Small Cap Market for any 10 consecutive trading days ending with five days of the notice of redemption exceeds $8.80 per share (subject to adjustment by the Company in the event of any reverse stock split or similar events.) All of these warrants not exercised prior to the redemption date must be redeemed if any are redeemed. In addition, the underwriter of the initial public offering can purchase 210,000 shares at an average price of $9.57. The underwriter's warrants are exercisable for a 48 month period commencing July 4, 1997.

In conjunction with the purchase of the assets and liabilities from ENTEX, the Company issued a warrant to ENTEX to purchase approximately 64,000 shares of the Company's Common Stock. The exercise price of the shares underlying the warrant is $5.75. The warrant will automatically terminate on August 29, 2000.

DEFERRED COMPENSATION
Deferred compensation represents the amount recorded as compensation resulting from the agreement between the Company's primary shareholder and CEO and another officer of the Company. Pursuant to this agreement, the Company's CEO sold shares to the other officer at a price that was in the aggregate $100,000 below the deemed fair market value of the shares sold. The Company recorded deferred compensation and a credit to Common Stock of $100,000 at December 31, 1995. The amortization expense recorded during the year ended December 31, 1997 totaled $50,000 and the deferred compensation is fully amortized at December 31, 1997.

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

On November 2, 1995, the Company also adopted the Stock Option Plan for Non-Employee Directors (Non-Employee Plan). Each member of the Company's Board of Directors who is not otherwise an employee of the Company is eligible to participate in this plan. All options granted under this plan are non-statutory and expire no later than ten years from the date of grant. The Non-Employee Plan provides for the issuance of up to 58,125 shares of the Company's Common Stock. Each of the three Non-Employee Directors received 7,750 options on the date of adoption of this plan and each Non-Employee Director is eligible to receive an additional grant of 5,812 shares annually. Pursuant to this plan, during 1997, each Non-Employee Director received a grant of 5,812 shares. All options granted under this plan vest 40%, 30% and 30% at the first, second and third annual meeting after the date of grant, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board No. 123 "Accounting for Stock-based Compensation" (SFAS
123) requires use of option valuation models that were not developed for use in valuing stock options. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates ranging from 6.0% to 7.0% in 1997 and 1996, a dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of
0.857 in 1997 and 0.438 in 1996 and an average expected life of the options of 5 years.

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

A summary of the Company's stock option activity and related information follows:

                                                 WEIGHTED AVERAGE
                                     OPTIONS       EXERCISE PRICE
                                    --------      ---------------
Outstanding at December 31, 1995    1,119,784            $   3.32
Granted                               331,425            $   3.84
Exercised                             (27,125)           $   2.58
Forfeited or expired                  (85,250)           $   2.58
                                    ---------
Outstanding at December 31, 1996    1,338,834            $   3.51

Granted                               885,520            $   2.54
Exercised                                   -            $    -
Forfeited or expired                 (581,967)           $   2.82
                                    ---------
Outstanding at December 31, 1997    1,642,387            $   3.21

A summary of the status of the fixed options outstanding at December 31, 1997 follows:

                   OUTSTANDING OPTIONS

                                   Weighted-Average     Weighted-
                      Number Of    Remaining            Average
Option Price Range    Options      Contractual Life     Exercise Price
------------------   -----------   ----------------     --------------
$1.50 to $2.25           49,320          5 years            $   1.78
$2.50 to $3.25        1,201,317        4.4 years            $   2.58
$3.25 and higher        391,750        3.5 years            $   5.33


                     EXERCISABLE OPTIONS
                                 Weighted-
                     Number of   Average
Option Price Range   Options     Exercise Price
------------------   ---------   --------------
$1.50 to $2.25         20,260     $  2.00
$2.50 to $3.25        655,399     $  2.58
$3.25 and higher      292,363     $  5.86


The weighted average fair value of options granted during 1997 and 1996 were as follows:

                                                           1997      1996
                                                           ----      ----
Stock price equals exercise price on date of grant         $1.16      $1.87
Stock price is less than exercise price on date of grant   $1.02      $1.59

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation cost based on the fair value of the stock options at grant date as allowed by the SFAS 123 compensation expense of $446,000 and $224,000 would have been recorded for 1997 and 1996, respectively.

The Company's pro forma information for the years ending December
31 follows:

                              1997                1996
                              ----                ----
Net income (loss):
  As reported                 $ (5,252,000)       $  (3,663,000)
  Pro forma                   $ (5,698,000)       $  (3,887,000)
Earnings (loss) per share:
  As reported                   $    (0.84)       $       (0.90)
  Pro forma earnings per share  $    (0.91)       $       (0.96)

In addition to the employee stock options described above, the Company also granted options to purchase 212,371 shares of the Company's Common Stock to non-employees during the year ended December 31, 1997. These non-employee options have exercise prices ranging from $2.58 to $3.25 per share with expiration dates ranging from one to three years. In accordance with the provisions of SFAS 123, the Company has recognized approximately $52,000 of compensation expense related to these options during the year ended December 31, 1997.

NOTE 6.  RELATED PARTY TRANSACTIONS

In October 1997, the Company entered into an agreement with Treuhand, Inc. ("Treuhand"), a corporation wholly-owned by Blair William McNea, a board member and former officer of the Company. This agreement provides for Treuhand to be paid 3% of any cash proceeds raised for the Company on the part of Treuhand. Additionally, Treuhand will receive warrants to purchase common stock equal to 2.5% of the total dollar value of money raised by Treuhand at the share price at which money is raised. In October, Mr. McNea resigned as the Company's Chief Financial Officer and Corporate Secretary. Mr. McNea continues to serve as an "outside" member of the Company's board of directors. During 1997, the Company made $80,480 in payments to Treuhand. Those payments were compensation associated with the raising of $5,813,000 in capital for the Company. In addition, during 1997, 120,260 options were granted to Treuhand. In 1996, the Company
made no payments to Treuhand.   In 1995, the Company's Chairman
and largest shareholder granted this same board member and former officer an option to acquire up to 87,746 shares of stock in the Company at a price of $1.42 per share. This option expires September 26, 2000.

During 1997, the Company made $24,000 in payments to Bryan
Finkel, a member of the Company's board of directors. These payments were made in conjunction with consulting services performed for the Company.

Opus Capital, Inc. (Opus) was paid $10,000 for services rendered during the initial capitalization efforts for the Company in August 1995. Opus was also under retainer at a rate of $10,000 per month from September 1, 1995 through April 30, 1996 for consulting services to the Company's management including consulting services related to the Company's initial public offering. The total amount paid to Opus was classified as an offering cost. Opus received stock options to purchase an aggregate of 179,025 shares of the Company's Common Stock.

The Company leases office furniture and equipment from the Company's majority shareholder and CEO at a cost of approximately
$10,000 per year under an operating lease with a term of three years. At the end of the term, the Company may purchase the office furniture and equipment at fair market value. This transaction was made at arms length and was based upon an independent valuation.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company's majority shareholder and CEO entered into an employment agreement in 1996 with the Company that provides for a base salary of $180,000 in calendar year 1997 and additional bonuses based upon the Company's performance. This employee is entitled to receive a termination payment equal to 100% of his then current annual salary plus monthly payments for twelve months totaling his then current annual salary, if his employment is terminated by the Company, with or without cause. Although this agreement has expired, the Company intends to extend or renew the agreement with similar terms.

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

NOTE 8.  SIGNIFICANT CONTRACT ADJUSTMENT (UNAUDITED)

As part of the year end financial statement closing process, the Company reviewed its revenue recognition calculations under the percentage of completion method. Historically, the Company has measured progress to completion on a ratio of costs incurred to total estimated costs. It determined, however, with respect to its largest contract in process, that a calculation based on labor costs would most accurately reflect progress to completion. As a result, the Company recorded deferred revenue on this contract of $949,000 at December 31, 1997. This amount is comprised of the excess of partial billings of $2,523,000 over the sum of costs incurred on this uncompleted contract plus estimated earnings of $1,574,000. The Company initially recorded revenue from this contract, which was entered into in September 1997, using total costs. If the Company had reflected revenue on this contract using the labor cost incurred to total expected labor costs method at September 30, 1997, the Company's third quarter results would have been as follows:
                               As Reported   As Adjusted
                                ----------   -----------
     Revenue                    $ 1,441,000  $  583,000
     Cost of revenue              1,056,000     639,000
     Gross profit                   385,000     (56,000)
     Net loss                    (1,322,000) (1,763,000)

Based upon current projections, the Company expects to complete its obligations under the contract and recognize on a ratable basis all of the revenue deferred at December 31, 1997 by September 30, 1998.

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

(A)       EXHIBITS:

     3.1  Amended and Restated Articles of Incorporation.(1).

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

     10.12 Form of Securities Purchase Agreement dated
          April 14, 1997. (2).

     10.13 Warrant Exercise Agreement dated September 4, 1997 by and between ImageMatrix Corporation and Mueller Trading L.P. of Lakewood. (3)

     10.14 Warrant Exercise Agreement dated October 24, 1997 by and between ImageMatrix Corporation and Mueller Trading L.P. of Lakewood. (3)

     10.15 Agreement dated October 27, 1997 by and between
          ImageMatrix Corporation and Treuhand, Inc.

     23   Consent of Independent Accountants.

     27   Financial Data Schedule.

---------------------------------

(1)  Incorporated by reference from the Registrant's Registration
  Statement on Form SB-2 (File No. 333-1990).

(2) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended March 31, 1997.

(3) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1997.


(B)  REPORTS ON FORM 8-K.

There were no reports filed on Form 8-K for the quarter ended
December 31, 1997.

          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMAGEMATRIX CORPORATION

Date:  April 10, 1998
                                   By:  /s/ Gerald E. Henderson
                                       -------------------------
                                   Gerald E. Henderson, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  April 10, 1998              By:   /s/ Cathy A. Lewis
                                        ------------------------
                                   Cathy A. Lewis, Controller and
                                   Secretary(Principal Accounting
                                   Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 10, 1998              By:  /s/ Gerald E. Henderson
                                       -------------------------
                                   Gerald E. Henderson,
                                   President, Chief     Executive
                                   Officer and Director(Principal
                                   Executive Officer)

Date:  April 10, 1998              By: /s/ Blair W. McNea
                                       -------------------------
                                   Blair W. McNea, Director

Date:  April 10, 1998              By: /s/ Robert Beekmann
                                       -------------------------
                                   Robert Beekmann, Director

Date:  April 10, 1998              By: /s/ Bryan Finkel
                                       -------------------------
                                   Bryan Finkel, Director

Date:  April 10, 1998              By: /s/ Dennis C. Hefter
                                       -------------------------
                                   Dennis C. Hefter, Director

Date:  April 10, 1998              By: /s/ David Seigle
                                       -------------------------
                                   David Seigle, Director

Date:  April 10, 1998              By: /s/ Jaidev Sugavanam
                                       -------------------------
                                   Jaidev Sugavanam, Director

Date:  April 10, 1998              By: /s/ Beverly Sloan
                                       -------------------------
                                   Beverly Sloan, Director