Form 10QSB/A
period 1997-09-30
IMAGEMATRIX CORP
filed 1998-04-29
CIK 1010136

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                          FORM 10-QSB/A


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[  ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)   OF   THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD
     FROM        TO        .
          -----     ------


Commission File No.  0-12471

                     IMAGEMATRIX CORPORATION
(Exact name of small business issuer as specified in its charter)


     COLORADO                                 84-1313108
(State or jurisdiction of               I.R.S. Employer Identification No.)
incorporation or organization)


  400 S. COLORADO BLVD. - SUITE 500, DENVER, COLORADO     80246
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

Yes    No  X

ITEM 1  FINANCIAL STATEMENTS

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               (UNAUDITED)       (UNAUDITED)
                             THREE MONTHS ENDED  NINE MONTHS ENDED
                               SEPTEMBER 30,      SEPTEMBER 30,
                               -------  ------     -----   -----
                                1997    1996       1997    1996
                               -------  ------     -----   -----
REVENUE:
     Licenses                   $ 190   $ 164     $2,126  $ 657
     Services and maintenance     162     148        844    812
     Hardware and other           231     456        892    960
                               -------  ------     -----   -----
        Total revenue             583     768      3,862  2,429

COST OF REVENUE:
     Licenses                      69     143      1,030    431
     Services and maintenance     325     126        884    697
     Hardware and other           245     314        745    724
                                -----    -----     -----   ----
        Total cost of revenue     639     583      2,659  1,852
                                -----    -----     -----   ----

GROSS PROFIT                     (56)     185      1,203    577

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES        1,708    1,205      4,383  2,806
                               -----    -----      -----   ----
OPERATING LOSS                (1,764)  (1,020)    (3,180)(2,229)

Other expense:
     Interest and other            1       19        (4)   (136)
                               -----      -----    -----   ----
NET LOSS                      (1,763)  (1,001)   (3,184) (2,365)

Preferred stock dividends:
  Imputed (Note 3)                -        -       (833)      -
  Accrued                        (58)      -       (106)      -
                               -----      -----    -----   ----

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS        $(1,821) $(1,001) $(4,123) $(2,365)
                             ======== =======   ======  ========

NET LOSS PER COMMON SHARE    $ (0.32)  $(0.22) $ (0.79) $(0.59)
                             ========  ======   ======  =======

COMMON SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE    5,769    4,639    5,194   4,035
                             ========  =======  ======  =======

See notes to consolidated financial statements.

                     IMAGEMATRIX CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS)
                                           (UNAUDITED)
                                           SEPTEMBER 30,
                                               1997
                                           ----------
ASSETS
Current assets
  Cash                                     $    1,136
  Accounts receivable,
   net of allowance of $7                       1,582
  Unbilled revenues                             1,214
  Inventory                                       355
  Prepaid expenses and other current assets       212
                                               ------
    Total current assets                        4,499

Property and equipment at cost, less accumulated
  depreciation of $345                            470
Software development costs, net of accumulated
  amortization of $230                            185
Other assets, net of accumulated
  amortization of $69                              31
                                               ------
TOTAL ASSETS                               $    5,185
                                               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other
    accrued expenses                       $    1,278
  Deferred revenue                                484
  Other current liabilities                       315
                                               ------
    Total current liabilities                   2,077
Stockholders' equity
  Preferred stock, no par value,
   5,000,000 shares authorized,325,000 share
    issued and outstanding (liquidation
    preference of $325,000)                       372
  Common stock, no par value,
    20,000,000 shares authorized,
   8,935,120 shares issued and outstanding     10,584
  Deferred compensation, net of accumulated
   amortization of $87                            (13)
  Accumulated deficit                          (7,835)
                                               ------
    Total stockholders' equity                  3,108
                                               ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   5,185
                                               ======

See notes to consolidated financial statements.

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS)

                                                 (UNAUDITED)
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                                 1997     1996
                                                ------   -----
OPERATING ACTIVITIES
Net loss                                      $ (3,184) $(2,365)
Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                 338      244
     Changes in operating assets and liabilities:
       Accounts receivable                      (1,259)     523
       Unbilled revenues                          (912)    (504)
       Inventory                                  (230)     154
       Prepaid expenses and other current assets   (85)    (135)
       Accounts payable and accrued expenses       788      249
       Deferred revenue and other
         current liabilities                       586       -
       Other assets                                (27)     (2)
                                                ------    -----
NET CASH USED BY OPERATING ACTIVITIES          (3,985)   (1,836)

INVESTING ACTIVITIES
Software development costs                         -      (416)
Purchases of computer equipment and furniture    (106)    (405)
                                                ------    -----
NET CASH USED BY INVESTING ACTIVITIES            (106)    (821)

FINANCING ACTIVITIES
Issuance of preferred stock, net of
  offering costs of $362                        2,938       -
Issuance of common stock                          465    6,329
Exercise of warrants                            1,500       -
Repayment of notes payable                         -    (2,644)
Repayment of amount due to principal stockholder   -       (38)
                                                ------   -----
NET CASH PROVIDED BY FINANCING ACTIVITIES       4,903    3,647
                                                ------   -----
Net increase in cash and cash equivalents         812      990
Cash and cash equivalents at beginning of period  324      550
                                                ------   -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 1,136   $1,540
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

NOTE 7  SIGNIFICANT CONTRACT ADJUSTMENT

As part of the 1997 year end financial statement closing process, the Company reviewed its revenue recognition calculations under the percentage of completion method. Historically, the Company has measured progress to completion on a ratio of costs incurred to total estimated costs. It determined, however, with respect to its largest contract in process, that a calculation based on labor costs would most accurately reflect progress to completion. As a result, the Company recorded deferred revenue on this contract of $441,000 at September 30, 1997. The changes resulting from this adjustment have been recorded and reflected in the accompanying unaudited financial statements.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company) was incorporated in July 1995. The Company designs, sells and installs document imaging and work flow systems which improve productivity and customer service for health maintenance organizations (HMOs), health insurance companies, third-party administrators (TPAs), workers compensation organizations, dental providers and preferred provider organizations. These organizations are collectively known as Managed Care Organizations (MCOs). The Company's systems utilize the Company's proprietary software as well as components manufactured by third party software, hardware and peripheral vendors. The Company has developed a suite of software products including CaptureMatrix(TM), ClaimMatrix(TM) and ServiceMatrix (TM). CaptureMatrix (TM) is a document capture, storage and retrieval system. ClaimMatrix (TM) performs imaging-based workflow claims processing. ServiceMatrix (TM) was released on June 30, 1997 and enables customer service departments to process customer inquiries in a rapid, cost-efficient manner.

RESULTS OF OPERATIONS

REVENUE

Total revenue for the quarter ended September 30, 1997, was $583,000 a decrease of $185,000 or 24.1% over the $768,000 reported for the same 1996 period. For the nine months ended September 30, 1997, total revenue was $3,862,000 compared to $2,429,000 for the nine months ended September 30, 1996; an increase of $1,433,000 or 59.0%.

In the first nine months of 1997, the Company has experienced revenue growth of 59.0% when compared to the same period in 1996. As yet, the Company does not believe that it is in a position to reliably predict continued quarterly or annual growth. Further, the Company believes that it will continue to experience significant quarterly variations in revenue, either positively or negatively, until the number of system sales increases to the point where the presence or absence of a larger order, or the timing of revenue recognition of portions of such orders, will not significantly impact revenues from period to period.

Sales to the MCO industry increased $281,000 or 157.9% from $178,000 in third quarter 1996 to $459,000 in the 1997 period. The year-to-date period exhibited an increase of $2,702,000 or 330.3% from $818,000 in 1996 to $3,520,000 in 1997. For the quarter and nine months ended September 30, 1997, sales to the MCO industry as a percent of total revenue were 78.7% and 91.1%, respectively. For the same periods in 1996, these sales represented 23.2% and 33.7%, respectively, of total revenue. Management believes that the growth in sales to the MCO industry is the result of the Company's extensive selling efforts in that market.

LICENSES REVENUE

For the quarter ended September 30, 1997, revenue from the sale of software licenses (including third party software) rose from $164,000 to $190,000; an increase of $26,000 or 15.8%. For the nine months ended
September 30, 1997, revenue from the sale of software licenses increased 223.6% or $1,469,000 to $2,126,000 over the $657,000 reported in the same period during 1996. For the nine months ended September 30, 1997, the single largest contributing factor to these increases is the growth in sales volume of the Company's proprietary software and third party software licenses. During third quarter 1997, the Company entered into $4,155,000 of new contracts compared to $665,000 in the third quarter of 1996. The Company did not recognize revenue on the largest contract entered into during the third quarter of 1997 as described more fully in
Note 7 to the financial statements. The majority of the related revenue on these new contracts will be recorded throughout 1998.

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

GROSS PROFIT

Gross profit for the three-months ended September 30, 1997 decreased $241,000 to negative $56,000 from $185,000 recorded in the same 1996 period. For the nine-month period, gross profit rose to $1,203,000 in 1997 from $577,000 in 1996; an increase of
$626,000 or 108.5%. The decrease experienced in third quarter 1997 when compared to third quarter 1996 relates to the fact that, although contracts were entered into during third quarter 1997, no significant revenue was recorded as described in Note 7. The increases in the year-to-date period were the result of additional sales of the Company's proprietary software and third party software in 1997 compared to 1996.

The Company sells its products via contracts for either complete systems or individual components. In the case of complete systems, the Company uses the percentage of completion methodology for recognizing revenue. Under this scenario, recognized revenues at any one time reflect the overall gross profit of the total system sale. In the case of individual component sales, revenue is recognized upon shipment of the component to the customer. Under this method, gross profit can fluctuate depending upon the timing of the shipment of the components and the related gross profit on those components.

GROSS MARGIN

Gross margin (gross profit as a percent of sales) for the three months ended September 30, 1997 declined to negative 9.6% from 24.1%. This decline related to the lack of revenue recorded in third quarter 1997 as described above. Additionally, longer than anticipated project installations continued in the third quarter further impacting gross margin.

Gross margin for the nine-months ended September 30, 1997 was 31.1% compared to 23.8% in the 1996 period. This favorable change was caused by added sales of the Company's proprietary software during 1997. Once again, this increase was offset, in part, by the extended installation time lines as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. Internally generated liquidity is measured by operating cash flow as discussed below and working capital. At September
30, 1997, net working capital was $2,422,000. In addition, the Company received gross proceeds of $1,013,000 and $1,500,000 in October/November 1997 and September 1997, respectively, from the exercise of warrants and $3,300,000 in the second quarter of 1997 from the sale of 3,300,000 shares of non-voting, Series A
Preferred Stock (Preferred Stock). The Company believes that the cash generated from the sale of the Preferred Stock, the exercise of the warrants and its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances) is sufficient to finance its short-term working capital needs for the next six months. At September 30, 1997, $373,000 was outstanding under the line of credit.

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

                                   IMAGEMATRIX CORPORATION


Date:  April 29, 1998              By:  /s/ Gerald E.Henderson
                                   ------------------------------
                                   Gerald E. Henderson, Chief Executive
                                   Officer (Principal Executive
                                   Officer)


Date:  April 29, 1998              By:  /s/ Cathy A. Lewis
                                   ------------------------------
                                   Cathy A. Lewis, Controller and
                                   Secretary (Principal
                                   Accounting Officer)