Form 10QSB
period 1998-03-31
IMAGEMATRIX CORP
filed 1998-04-30
CIK 1010136

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[  ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)   OF   THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD
     FROM         TO          .
         ---------   ---------


Commission File No.  0-12471

                     IMAGEMATRIX CORPORATION
(Exact name of small business issuer as specified in its charter)


     COLORADO                            84-1313108
(State or jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


  400 S. COLORADO BLVD. - SUITE 500, DENVER, COLORADO    80246
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

The small business issuer had 9,567,678 shares of common stock outstanding as of April 25, 1998.

Transitional Small Business Disclosure Format:

Yes   No  X

                 PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  THREE MONTHS ENDED
                                      MARCH 31,
                               -------------------------
                                  1998            1997
                               ---------         --------
REVENUE:
     Licenses                  $  2,230           $    686
     Services and maintenance       417                312
     Hardware and other             360                346
                               --------            --------
        Total revenue             3,007              1,344

COST OF REVENUE:
     Licenses                       935                303
     Services and maintenance       775                170
     Hardware and other             270                215
                               --------            --------
        Total cost of revenue     1,980                688

Gross profit                      1,027                656

Selling, general and
  administrative expenses         1,735              1,208
                               --------            --------
Operating loss                     (708)              (552)

Other income (expense)              (14)                 4
                               --------            --------
NET LOSS                           (722)              (548)

Accrued preferred stock dividends    (1)                -
                               --------            --------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS        $     (723)          $   (548)
                               =========            =======
NET LOSS PER COMMON SHARE    $    (0.08)          $  (0.11)
                               =========            =======
COMMON SHARES USED IN COMPUTING NET LOSS
  PER COMMON SHARE                9,568              4,880
                               =========            =======

See notes to consolidated financial statements.

                     IMAGEMATRIX CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS)

                                               MARCH 31,
                                                 1998
                                              -----------
ASSETS
Current assets
  Cash                                      $         863
  Accounts receivable                               2,147
  Unbilled revenues                                   732
  Prepaid expenses and other current assets           184
                                              -----------
    Total current assets                            3,926

Property and equipment at cost, less accumulated
  depreciation of $478                                384
Other assets, net of accumulated
  amortization of $86                                  34
                                              -----------
TOTAL ASSETS                                $       4,344
                                              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $      1,261
  Deferred revenue                                   560
  Other current liabilities                          331
                                              -----------
    Total current liabilities                      2,152

Stockholders' equity
  Preferred stock, no par value, 5,000,000
    shares authorized, 100,000 shares
    issued and outstanding (liquidation
    preference of $100,000)                          114
  Common stock, no par value, 20,000,000
    shares authorized, 9,567,678 shares
    issued or outstanding                         11,768
  Accumulated deficit                             (9,690)
                                              -----------
    Total stockholders' equity                     2,192
                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    4,344
                                               =========

See notes to consolidated financial statements.

                     IMAGEMATRIX CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS)
                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                                -----------------
                                                1998         1997
                                                ------       ----
OPERATING ACTIVITIES
Net loss                                       $  (722)   $  (548)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
     Depreciation and amortization                 138        103
     Changes in operating assets and liabilities:
       Accounts receivable                         228       (254)
       Unbilled revenues                           180       (396)
       Inventory                                    20         68
       Prepaid expenses and other current assets    44        (18)
       Accounts payable                            643        410
       Deferred revenue                           (407)        33
       Other current liabilities                    62          -
       Other assets                                (25)        10
                                                ------      ------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   161       (592)

INVESTING ACTIVITIES
Purchases of computer equipment and furniture      (4)       (35)
                                                ------      -----
NET CASH USED BY INVESTING ACTIVITIES              (4)       (35)

FINANCING ACTIVITIES
Issuance of common stock, net of
  offering costs of $36                             -        465
                                                ------     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES           -        465

Net increase (decrease) in cash
  and cash equivalents                            157       (162)
Cash and cash equivalents at
  beginning of period                             706        324
                                                ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   863   $    162
                                                ======     ======

See notes to consolidated financial statements.

IMAGEMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying financial statements have been prepared in accordance with generally accepted auditing standards and in the opinion of the Company's management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal, recurring nature. The results of operations for the first quarter ended March 31, 1998, may not be indicative of results that may be expected for the year ending December 31, 1998.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
In  first quarter 1998, the Company adopted Statement of Position
SOP 97-2, "Software Revenue Recognition." The adoption of 97-2 did not have a material affect on the results of operations in the first quarter 1998.

SOFTWARE DEVELOPMENT COSTS
The Company recognizes software and system development expenses at the time of occurrence for all software and system conceptual design, writing, programming, and production prior to a Beta-site test at a customer site. Once a product has been installed at a customer Beta-site and functionality and conceptual design has been proved, the Company capitalizes all expenses associated with the development of that software until general release to the public. If upon review of the costs incurred during the period from initial Beta-site testing until general release to the public the Company determines that the costs incurred were immaterial, such costs will be expensed in that period. At March 31, 1998, all capitalized software has been amortized.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company) designs, sells and installs software that improves productivity and customer service for health maintenance organizations (HMOs), health insurance companies, workers compensation organizations, dental providers and preferred provider organizations and third-party administrators (TPAs). These organizations are collectively known as Managed Care Organizations (MCOs). The Company's systems utilize the Company's proprietary software as well as components manufactured by third party software, hardware and peripheral vendors. The Company has developed a suite of software products including CaptureMatrix (TM), ClaimMatrix (TM) and ServiceMatrix (TM). CaptureMatrix (TM) is a document capture, storage and retrieval system. ClaimMatrix (TM) performs imaging-based workflow claims processing. ServiceMatrix (TM) was released on June 30, 1997 and enables customer service departments to process customer inquiries in a rapid, cost-efficient manner.

RESULTS OF OPERATIONS

REVENUE

Total  revenue  for  the  quarter  ended  March  31,  1998,   was
$3,007,000  an  increase  of  $1,663,000  or  123.7%   over   the
$1,344,000 reported in first quarter 1997. This increase was primarily the result of more customers and an increase in transaction size in 1998. As yet, the Company does not believe that it is in a position to reliably predict continued quarterly or annual growth. Further, the Company believes that it will continue to experience significant quarterly variations in revenue, either positively or negatively, until the number of sales increases to the point where the presence or absence of a larger order, or the timing of revenue recognition of portions of such orders, will not significantly impact revenues from period to period.

Sales to the MCO industry increased $1,766,000 or 147.0% from $1,202,000 in first quarter 1997 to $2,968,000 in the 1998 period. In first quarter 1998, sales to the MCO industry as a percent of total sales were 98.7% compared to 89.4% in the same 1997 period. Although such sales may fluctuate from quarter to quarter, the Company believes that sales to the MCO industry will remain a significant percentage of total revenue in the future due to the Company's extensive focus of its selling efforts on that industry.

LICENSES REVENUE
For the quarter ended March 31, 1998, revenue from sales of software licenses (including third party software) rose from $686,000 in 1997 to $2,230,000 in 1998; an increase of $1,544,000 or 225.1%. This increase is the result of a smaller number of larger transactions for the Company's proprietary and third party software entered into during 1998.

SERVICES AND MAINTENANCE REVENUE
Revenue from services and maintenance increased $105,000 or 33.7% from $312,000 in the 1997 first quarter to $556,000 in the first three months of 1998. The increase experienced in first quarter 1998 was the result of the increase in licenses revenue described above due to the fact that the Company typically performs implementation services in conjunction with the sale of such software licenses.

HARDWARE AND OTHER REVENUE
Revenue  from  sales of hardware and other in the  first  quarter
1998 remained relatively unchanged from that reported in the first quarter 1997.

COST OF REVENUE

COST OF LICENSES REVENUE
Cost of licenses revenue includes third party software costs and amortization of capitalized software. Cost of licenses revenue increased from $303,000 in the first quarter of 1997 to $935,000 in the first quarter of 1998.  This increase  of  $632,000  or
208.6% is directly related to the increase in the license revenue experienced in the first quarter of 1998. Gross margin on license sales (gross profit as a percent of sales) increases slightly to 58.0% in 1998 compared to 55.8% in 1997.

COST OF SERVICES AND MAINTENANCE REVENUE
Cost of services and maintenance revenue includes the personnel and related overhead costs for training and customer support services combined with fees paid to third party subcontractors. Cost of services and maintenance increased $605,000 or 355.9% from $170,000 in first quarter 1997 to $775,000 in first quarter 1998. Gross margin on cost of services and maintenance sales declined from 45.5% in the 1997 period to a negative 85.8% in the first three months of 1998. Several items continue to adversely impact gross margin in this revenue category. Third party subcontractor costs increased and longer than anticipated implementation periods continued in first quarter 1998. The Company has defined a strategy to reduce costs of implementation and believes that this strategy will result in improvements in this area in future quarters.

COST OF HARDWARE AND OTHER
Cost of hardware and other revenue includes third party hardware sold to proprietary software customers. Cost of hardware and other revenue increased $55,000 or 25.6% in first quarter 1998 from first quarter 1997. Related gross margin declined from 37.9% in the three months ended March 31, 1997 to 25.0% in the comparable 1998 period. The change is the result of lower margin realized on hardware sales in first quarter 1998 when compared to the 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE COSTS
In first quarter 1998, selling general and administrative costs increased $527,000 or 43.6% over the $1,208,000 reported in first quarter 1997 to $1,735,000. The increase is primarily the result of increases in administrative costs related to an increased number of employees in 1998 compared to 1997. Additionally, implementation services departmental expenses increased as the Company increased its project management and training staff.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. Internally generated liquidity is measured by working capital and operating cash flow as discussed below. At March 31, 1998, net working capital was $1,774,000. The Company believes that the cash generated from future operations and its $2,000,000 line of credit (whereby the Company is allowed to borrow up to 80% of approved accounts receivable balances) is sufficient to finance its short-term working capital needs for the next six months. Historically, the Company has successfully raised over $15.4 million in gross proceeds by selling its Common and Preferred Stock. The Company believes that it has access to capital markets and if the need arises will utilize these markets as necessary. However, there can be no assurance that this will occur.

At March 31, 1998, no amount was outstanding under the line of credit. At April 29, 1998, $1.4 million was outstanding.

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

Net cash provided by operating activities during the three months ended March 31, 1998 was $161,000. Contributing to this was the
decrease  in  accounts  receivable  and  unbilled  revenue,   the
increase  in  accounts  payable  and  the  decrease  in  deferred revenue. Offsetting these changes was the loss experienced during first quarter 1998.

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

  "SAFE  HARBOR"  STATEMENT UNDER PRIVATE  SECURITIES  LITIGATION
REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the market for imaging-based claims processing may not develop as expected, the degree of success of the Company's market initiatives, expansion of sales in the MCO industry, the success of the Company in forecasting demand for the ClaimMatrixT and ServiceMatrixT system, the success of the Company in increasing ClaimMatrixT and ServiceMatrixT system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the Company will not be able to achieve pricing levels or installation time lines sufficient to increase gross margins, the risk that the long length of the Company's sales cycle could delay revenues, the risk of variability of quarterly operations, the risk that the Company will not achieve profitability, the risk that the Company will not be able to raise future required capital and those risks and uncertainties discussed more completely in the Company's Form S-3 Registration Statement filed October 3, 1997 and its Form 10-KSB for the year ended December 31, 1997.

                   PART II - OTHER INFORMATION

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

     10.12      Form of Securities Purchase Agreement dated April
          14, 1997. (2).

     10.13 Warrant Exercise Agreement dated September 4, 1997 by and between ImageMatrix Corporation and Mueller Trading L.P. of Lakewood. (3)

     10.14 Warrant Exercise Agreement dated October 24, 1997 by and between ImageMatrix Corporation and Mueller Trading L.P. of Lakewood. (3)

     10.15     Agreement dated October 27, 1997 by and between
          ImageMatrix Corporation and Treuhand,
          Inc. (4)

     27   Financial Data Schedule.

---------------------------------

(1)  Incorporated by reference from the Registrant's Registration
  Statement on Form SB-2 (File No. 333-1990).

(2) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended March 31, 1997.

(3) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1997.

(4) Incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 1997.

(B)  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K for the quarter ended
March 31, 1998.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMAGEMATRIX CORPORATION



Date:  April 29, 1998              By:   /s/ Gerald E. Henderson
                                   -----------------------
                                   Gerald E. Henderson, Chief
                                   Executive Officer (Principal
                                   Executive Officer)



Date:  April 29, 1998              By:  /s/ Cathy A. Lewis
                                   -----------------------
                                   Cathy A. Lewis, Controller and
                                   Secretary
                                   (Principal Accounting Officer)