Form 10QSB
period 1998-06-30
IMAGEMATRIX CORP
filed 1998-08-14
CIK 1010136

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



Commission File No.  0-12471

                            IMAGEMATRIX CORPORATION
       (Exact name of small business issuer as specified in its charter)


          COLORADO                                               84-1313108
(State or jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)



     400 S. COLORADO BLVD. - SUITE 500, DENVER, COLORADO           80246
        (Address of principal executive offices)                 (Zip code)


                                 (303) 399-3700
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

The small business issuer had 9,717,678 shares of common stock outstanding as of August 13,1998.

Transitional Small Business Disclosure Format:

Yes     No X
   ---    ---

PART I     FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                            IMAGEMATRIX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                       ----------------------------------       --------------------------------
                                                            1998                1997                 1998              1997
                                                       --------------     ---------------       -------------     --------------
Revenue:
     Licenses                                                 $   751             $ 1,250             $ 2,982            $ 1,936
     Services and maintenance                                     448                 370                 864                682
     Hardware and other                                             3                 315                 363                661
                                                       --------------     ---------------       -------------     --------------
        Total revenue                                           1,202               1,935               4,209              3,279

COST OF REVENUE:
     Licenses                                                     175                 658               1,109                961
     Services and maintenance                                   1,045                 390               1,820                559
     Hardware and other                                             1                 284                 272                500
                                                       --------------     ---------------       -------------     --------------
        Total cost of revenue                                   1,221               1,332               3,201              2,020

Gross margin                                                      (19)                603               1,008              1,259

Selling, general and administrative expenses                    1,697               1,467               3,432              2,675
                                                       --------------     ---------------       -------------     --------------

Operating loss                                                 (1,716)               (864)             (2,424)            (1,416)

Other income(expense)                                             (73)                 (9)                (88)                (5)
                                                       --------------     ---------------       -------------     --------------

NET AND COMPREHENSIVE LOSS                                     (1,789)               (873)             (2,512)            (1,421)

Preferred stock dividends:
  Imputed                                                           -                (833)                  -               (833)
  Accrued                                                          (1)                (48)                 (2)               (48)
                                                       --------------     ---------------       -------------     --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $(1,790)            $(1,754)            $(2,514)           $(2,302)
                                                       ==============     ===============       =============     ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $ (0.19)            $ (0.36)            $ (0.26)           $ (0.47)
                                                       ==============     ===============       =============     ==============

COMMON SHARES USED IN COMPUTING NET LOSS
  PER COMMON SHARE                                              9,573               4,923               9,570              4,902
                                                       ==============     ===============       =============     ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            IMAGEMATRIX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                              JUNE 30,
                                                                               1998
                                                                           -------------
ASSETS
Current assets
  Cash                                                                     $         222
  Accounts receivable, net of allowance of $25                                     1,407
  Unbilled revenues                                                                  939
  Prepaid expenses and other current assets                                          408
                                                                           -------------
    Total current assets                                                           2,976

Property and equipment at cost, less accumulated
  depreciation of $546                                                               324
Other assets, net of accumulated amortization of $94                                  43
                                                                           -------------
TOTAL ASSETS                                                               $       3,343
                                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                         $       1,936
  Deferred revenue                                                                    37
  Other current liabilities                                                          917
                                                                           -------------
    Total current liabilities                                                      2,890
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized,
    100,000 shares issued and outstanding (liquidation preference                    114
    of $100,000)
  Common stock, no par value, 20,000,000 shares authorized,
    9,667,678 shares issued and outstanding                                       11,821
  Accumulated deficit                                                            (11,482)
                                                                           -------------
    Total stockholders' equity                                                       453
                                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       3,343
                                                                           =============



See notes to consolidated financial statements.

                            IMAGEMATRIX CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                SIX MONTHS
                                                                                                   ENDED
                                                                                                  JUNE 30,
                                                                                    ---------------------------------
                                                                                          1998               1997
                                                                                    --------------     --------------

OPERATING ACTIVITIES
Net loss                                                                                   $(2,512)           $(1,421)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             214                226
     Changes in operating assets and liabilities:
       Accounts receivable                                                                     980               (601)
       Unbilled revenues                                                                       (27)            (1,162)
       Inventory                                                                                20                 95
       Prepaid expenses and other current assets                                              (195)               (96)
       Accounts payable                                                                      1,316                541
       Deferred revenue                                                                       (930)                48
       Other current liabilities                                                               646                215
       Other assets                                                                            (37)               (23)
                                                                                    --------------     --------------

NET CASH USED IN OPERATING ACTIVITIES                                                         (525)            (2,176)

INVESTING ACTIVITIES
Purchases of computer equipment and furniture                                                  (12)               (84)
                                                                                    --------------     --------------

NET CASH USED BY INVESTING ACTIVITIES                                                          (12)               (84)

FINANCING ACTIVITIES
Issuance of preferred stock, net of offering costs of $363                                       -              2,938
Issuance of common stock, net of offering costs of $36                                           -                465
Exercise of warrants                                                                            53                  -
                                                                                    --------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       53              3,403
                                                                                    --------------     --------------

Net increase(decrease) in cash and cash equivalents                                           (414)             1,143
Cash and cash equivalents at beginning of period                                               706                324
                                                                                    --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   222            $ 1,467
                                                                                    ==============     ==============

See notes to consolidated financial statements.

IMAGEMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying financial statements have been prepared in accordance with generally accepted auditing standards and in the opinion of the Company's management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal, recurring nature. The results of operations for the six months ended June 30, 1998, may not be indicative of results that may be expected for the year ending December 31, 1998.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

On January 1, 1998, the Company adopted Statement of Position SOP 97-2, "Software Revenue Recognition" which requires that revenue for licensing, selling, leasing or otherwise marketing computer software be recognized when certain criteria are met. The adoption of 97-2 did not have a material affect on the results of operations.

Software Development Costs

The Company recognizes software and system development expenses at the time of occurrence for all software and system conceptual design, writing, programming, and production prior to a Beta-site test at a customer site. Once a product has been installed at a customer Beta-site and functionality and conceptual design has been proved, the Company capitalizes all expenses associated with the development of that software until general release to the public. If upon review of the costs incurred during the period from initial Beta-site testing until general release to the public the Company determines that the costs incurred were immaterial, such costs will be expensed in that period. At June 30, 1998, all capitalized software has been amortized.

NOTE 3  WARRANTS

During the second quarter of 1998, 1,500,000 of the warrants issued in conjunction with the April 1997 sale of preferred stock were repriced from $2.00 to $1.00. In connection with the repricing of the warrants, the Company entered into an agreement with the warrant holder pursuant to which, for each one share purchased under the repriced warrants, the Company will issue the warrant holder new warrants to purchase one share at an exercise price of $2.00 per share.
This agreement expires August 28, 1998. Subsequently, the Company repriced 150,000 of these warrants to $.55. During June 1998, 100,000 of the $.55 warrants were exercised and 100,000 shares of common stock were issued. Net proceeds to the Company totaled $53,000. During July 1998, 50,000 of the $.55 warrants were exercised and the same number of shares of common stock were issued. In connection with the exercise of the warrants, the Company issued 150,000 warrants at an exercise price of $2.00 per share which expire one year from issuance.

NOTE 4   STOCK OPTIONS

In August 1998, the Board of Directors of the Company repriced the options held by all employees. A total of 1,011,100 employee options ranging in exercise price from $ 2.58 to $ 3.88 were repriced at $ .50 per share which was the market value of the Company's common stock on the date of repricing.

NOTE 5   EMPLOYMENT AGREEMENTS

In July 1998, the Company entered into employment agreements with certain key employees that provide for lump sum severance payments upon termination of employment under certain circumstances or a change in control, as defined. The agreements terminate one year from execution if the circumstances do not occur. The maximum contingent liability under these agreements in such event is approximately $200,000.

NOTE 6  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997, Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Standards 131"Disclosures About Segments of an Enterprise and Related Information" were issued. Statement 130 establishes standards for displaying comprehensive income, its components and accumulated balances. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not been able to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. However, results of operations and financial position will be unaffected by implementation of these standards.


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

RESULTS OF OPERATIONS

REVENUE

Total revenue for the quarter ended June 30, 1998, was $1,202,000 a decrease of 38% or $733,000 over the same period in 1997; total revenue for the six month period ending June 30, 1998 was $4,209,000 an increase of 28% or $930,000 over
the same period in 1997.   The increase for the six months ended June 30, 1998
is primarily the result of an increase in transaction size in 1998, while the decrease in the second quarter is primarily due to fewer closed contracts in the quarter. As yet, the Company does not believe that it is in a position to reliably predict continued quarterly or annual growth. Further, the Company believes that it will continue to experience significant quarterly variations in revenue, either positively or negatively, until the number of sales increases to the point where the presence or absence of a larger order, or the timing of revenue recognition, will not significantly impact revenues from period to period.

LICENSES REVENUE

Revenue from the sale of software licenses (including third party software) for the six months ended June 30, increased to $2,982,000 in 1998 from 1,936,000 in 1997; an increase of $1,046,000 or 54%. For the three months ended June 30, revenue from sales of software licenses decreased to $751,000 in 1998 from $1,250,000 in 1997; a decrease of $499,000 or 40%. The increase over the six-month period is the result of a smaller number of larger transactions for the Company's proprietary and third party software. The decrease for the three months ended June 30, 1998 is due to fewer contracts being closed during the quarter.

SERVICES AND MAINTENANCE REVENUE

Revenue from services and maintenance for the six months ended June 30, increased to $864,000 in 1998 from $682,000 in 1997; an increase of $182,000 or 27%. For the three months ended June 30, revenue from services and maintenance increased to $448,000 in 1998 from $370,000 in 1997; an increase of $78,000 or 21%. The Company typically performs implementation services in conjunction with the sale of software licenses and the increase is a result of the overall increase in license revenue discussed above.

HARDWARE AND OTHER REVENUE

Revenue from the sale of hardware and other for the six months ended June 30, decreased to $363,000 in 1998 from $661,000 in 1997; a decrease of $298,000 or
45%. For the three months ended June 30, revenue from sales of hardware and other decreased to $3,000 in 1998 from $315,000 in 1997; a decrease of $312,000 or 99%. The decrease is primarily due to fewer contracts in the second quarter.

COST OF REVENUE

COST OF LICENSES REVENUE

Cost of licenses includes third party software costs and amortization of capitalized software. Costs of licenses, for the six months ended June 30, increased from $961,000 in 1997 to $1,109,000 1998; an increase of $148,000 or
15%. For the three months ended June 30, cost of licenses decreased $483,000 or 73%, from $658,000 in 1997 to $175,000 in 1998. Gross margin on license sales increased from 47% to 77% and from 50% to 63% for the three and six-month period ending June 30, 1997 and 1998, respectively. The increase in gross margin is primarily a result of the software development costs becoming fully amortized in the first quarter of 1998.

COST OF SERVICES AND MAINTENANCE REVENUE

Cost of services and maintenance revenue includes the personnel and related overhead costs for installation, training and customer support services combined with fees paid to third party contractors. For the three months ended June 30, cost of services and maintenance increased $655,000 or 168%, from $390,000 in 1997 to $1,045,000 in 1998. Costs of services and maintenance, for the six months ended June 30, increased from $559,000 in 1997 to $1,820,000 1998; an increase of $1,261,000 or 226%. Gross margin on services and maintenance revenue decreased from (5)% to (133)% and from 18% to (110)% for the three and six-month period ending June 30, 1997 and 1998, respectively. Several items continue to adversely impact gross margin in this revenue category, primarily third party subcontractor costs, and longer than anticipated implementation periods.

COST OF HARDWARE AND OTHER REVENUE

Cost of hardware and other revenue primarily consists of third party hardware sold to proprietary software customers. Costs of hardware and other, for the six months ended June 30, decreased from $500,000 in 1997 to $272,000 1998; a decrease of $228,000 or 46%. For the three months ended June 30, cost of hardware and other decreased $283,000 or 100%, from $284,000 in 1997 to $1,000 in 1998. Gross margin on hardware and other revenue increased from 10% to 66% and from 24% to 25% for the three and six-month period ending June 30, 1997 and 1998, respectively. The change is primarily a result of lower margin realized due to trailing costs incurred on existing projects.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

In the second quarter of 1998, selling, general and administrative costs rose $230,000 or 16% from $1,467,000 in second quarter of 1997 to $1,697,000 in the same period in 1998. These same costs increased $757,000 or 28% from $2,675,000 in the first six months of 1997 compared to $3,342,000 in the same period in 1998. The increase is primarily a result of increases in administrative costs related to an increase in the number of employees from 1997 to 1998. Additionally, implementation services departmental expenses increased as the company increased its project management and training staff.

INTEREST EXPENSE

Interest expense was $73,000 for the three and six-month period ended June 30, 1998 compared to $4,000 for the three and six-month period ended June 30, 1997. The increase is due to additional debt outstanding during the second quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. At June 30, 1998, working capital was $86,000. Historically, the Company has raised over $15 million in gross proceeds by selling its Common and Preferred Stock. However, the Company believes that its access to the capital markets is in doubt. There can be no assurance that the Company will be able to raise the necessary capital to sustain operations.

At June 30, 1998, $613,000 was outstanding under the line of credit. At August 13, 1998 $114,000 was outstanding.

The Company's short-term and long-term capital requirements will depend on many factors, including, but not limited to, product revenues from operations, working capital requirements, research and development expenses, capital expenditures, successful project management, timely system installations and variability of quarterly operations. The Company's market development efforts are still relatively young and changes in the anticipated business development of the Company which extend the Company's time to achieve profitability could cause the Company to issue debt, additional equity or a combination thereof. There can be no assurance that additional financing will be available, or, if available, the terms of such financing will be favorable to the Company or its shareholders without substantial dilution of their ownership rights. If adequate funds are not available in the near term, the Company may be required to curtail its operations significantly, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

Net cash used in operating activities for the six months ended June 30, 1998 was $525,000. Contributing to this usage was the loss experienced during the first six months of 1998 and the decrease in deferred revenue. These decreases were offset partially by a decrease in accounts receivable and an increase in accounts payable and other current liabilities.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the Company will not be able to raise sufficient new capital to maintain operations, the risk that the market for imaging-based claims processing may not develop as expected, the degree of success of the Company's market initiatives, expansion of sales in the MCO industry, the success of the Company in forecasting demand for the ClaimMatrix(TM) and ServiceMatrix(TM) system, the success of the Company in increasing ClaimMatrix(TM) and ServiceMatrix(TM) system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the Company will not be able to achieve pricing levels or installation time lines sufficient to increase gross margins, the risk that the long length of the Company's sales cycle could delay revenues, the risk of variability of quarterly operations and those risks and uncertainties discussed more completely in the Company's Form 10-KSB for the year ended December 31, 1997, the Company's Form S-3 Registration Statement dated August 8, 1997 and the Company's 10QSB for the quarter ended March 31, 1998.


PART II   OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) In June and July, 1998 the Company issued warrants to purchase an aggregate of 150,000 shares of Common Stock to certain warrant holders in connection with their exercise of warrants to purchase 150,000 shares of Common Stock at a price of $.55 per share. The new warrants are exercisable at $2.00 per share and may be exercised for a period of one year from the date of grant.

The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemptions provided by Section 4(2) of the Securities Act.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held June 8, 1998.

     (a) The following members were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders:


                                         Elected to
Nominee                For     Withhold  Term Ending
------------------  ---------  --------  -----------

Blair McNea         8,943,000   282,000         2001
Jaidev Sugavanam    8,943,000   282,000         2001


The terms of office of the directors of the Company are staggered. The terms of office of the Company's other directors continue after the Annual Meeting, as follows: Gerald Henderson, Bryan Finkel and David Seigle have terms which expire at the 1999 Annual Meeting of Shareholders and Dennis Hefter, Robert Beekmann and Beverly Sloan have terms which expire at the 2000 annual meeting of shareholders.

At the Board of Directors meeting on June 8, 1998, the Board decided to reduce the number of Directors from eight to five. This decision was made to reduce the costs associated with the Board. At the direction of the Board, the Chairman asked for volunteers to resign from the Board. At a later date and subsequent to that request, directors Beekmann, McNea and Seigle resigned from the Board.

     (b) The ImageMatrix Corporation 1996 Incentive Stock Option Plan was amended to increase the number of share of common stock reserved for issuance thereunder from 737,500 to 1,212,500 by a vote of 8,948,000 in favor, 188,000 against and 27,000 abstentions.

     (c) Hein + Associates LLP, independent public accountants, were selected as the auditors of the Company for the fiscal year ending December 31, 1998, by a vote of 9,161,000 in favor, 51,000 against and 13,000 abstentions.


ITEM 5.  OTHER INFORMATION

The Securities and Exchange Commission has amended the provisions of Rule 14a-4 under the Securities Exchange Act of 1934 to provide that the Company's proxies solicited in connection with its annual meeting of shareholders, including the 1999 annual meeting, may confer discretionary voting authority on Company management with respect to certain types of shareholder proposals that may be raised at the annual meetings unless the proposing shareholder notifies the Company at least 45 days prior to the date of mailing the prior year's proxy that such proposal will be made at the meeting. The deadline for such notices in connection with the Company's 1999 annual meeting of shareholders is March 26, 1999.

The Company has retained FAC Equities ("FAC") the investment banking division of First Albany Corporation, to advise the Company in exploring alternatives to enhance shareholder value, including potential merger or acquisition of the Company. FAC will explore options including joint ventures, licensing and potential merger opportunities for the Company.

PAGE>

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

     10.12  Form of Securities Purchase Agreement dated April 14, 1997. (2).

     10.13 Warrant Exercise Agreement dated September 4, 1997 by and between ImageMatrix Corporation and Mueller Trading LP of Lakewood. (3)

     10.14 Warrant Exercise Agreement dated October 24, 1997 by and between ImageMatrix Corporation and Mueller Trading LP of Lakewood. (3)

     10.15 Agreement dated October 27, 1997 by and between ImageMatrix Corporation and Treuhand, Inc. (4)

     10.16 Severance Agreement dated July 28, 1998 by and between ImageMatrix Corporation and Mark H. Reinig.

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

(B)  REPORTS ON FORM 8-K

            One report on Form 8-K was filed on April 28, 1998, relating to the change in registrant's certifying accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMAGEMATRIX CORPORATION


Date:  August 13, 1997              By:  /s/ Gerald E. Henderson
                                         --------------------------------------
                                         Gerald E. Henderson, Chief Executive
                                         Officer (Principal Executive Officer)


Date:  August 13, 1997              By:  /s/ Richard L. Barich
                                         --------------------------------------
                                         Richard L. Barich, Chief Financial
                                         Officer and Secretary (Principal
                                         Financial and Accounting Officer)