Form 10QSB
period 1998-09-30
IMAGEMATRIX CORP
filed 1998-11-16
CIK 1010136

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



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

The small business issuer had 9,717,678 shares of common stock outstanding as of November 10, 1998.

Transitional Small Business Disclosure Format:

Yes     No X
   ---    ---

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                            ImageMatrix Corporation
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                 (UNAUDITED)                            (UNAUDITED)
                                                                 THREE MONTHS                            NINE MONTHS
                                                                     ENDED                                  ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                       ---------------------------------       --------------------------------
                                                             1998               1997                 1998              1997
                                                       --------------     --------------       -------------     --------------

Revenue:
     Licenses                                                 $   276            $   190             $ 3,258            $ 2,126
     Services and maintenance                                     158                162               1,022                844
     Hardware and other                                            12                231                 375                892
                                                       --------------     --------------       -------------     --------------
        Total revenue                                             446                583               4,655              3,862

COST OF REVENUE:
     Licenses                                                     139                 69               1,249               1030
     Services and maintenance                                     616                325               2,437                884
     Hardware and other                                            18                245                 288                745
                                                       --------------     --------------       -------------     --------------
        Total cost of revenue                                     773                639               3,974              2,659

Gross margin                                                     (327)               (56)                681              1,203

Selling, general and administrative expenses                      925              1,708               4,357              4,383
                                                       --------------     --------------       -------------     --------------

Operating loss                                                 (1,252)            (1,764)             (3,676)            (3,180)

Other income(expense)                                             (27)                 1                (116)                (4)
                                                       --------------     --------------       -------------     --------------

NET AND COMPREHENSIVE LOSS                                     (1,279)            (1,763)             (3,792)            (3,184)

Preferred stock dividends:
  Imputed                                                           -                  -                   -               (833)
  Accrued                                                          (2)               (58)                 (4)              (106)
                                                       --------------     --------------       -------------     --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $(1,281)           $(1,821)            $(3,796)           $(4,123)
                                                       ==============     ==============       =============     ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $(0.13)            $(0.32)             $(0.39)            $(0.79)
                                                       ==============     ==============       =============     ==============

COMMON SHARES USED IN COMPUTING NET LOSS
  PER COMMON SHARE                                              9,705              5,769               9,616              5,194
                                                       ==============     ==============       =============     ==============

See notes to consolidated financial statements.

                                       ImageMatrix Corporation
                                     Consolidated Balance Sheet
                                           (in thousands)

                                                                                   (UNAUDITED)
                                                                                  SEPTEMBER 30,
                                                                                       1998
                                                                           -------------------------
ASSETS
Current assets
  Cash                                                                                      $    106
  Restricted cash                                                                                 38
  Accounts receivable, net of allowance of $33                                                   360
  Unbilled revenues                                                                              582
  Prepaid expenses and other current assets                                                      189
                                                                           -------------------------
    Total current assets                                                                       1,275

Property and equipment at cost, less accumulated
  depreciation of $604                                                                           257
Other assets                                                                                      50
                                                                           -------------------------
TOTAL ASSETS                                                                                $  1,582
                                                                           =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                          $  1,929
  Deferred revenue                                                                                50
  Other current liabilities                                                                      403
                                                                           -------------------------
    Total current liabilities                                                                  2,382
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized,
    100,000 shares issued and outstanding (liquidation preference                                114
    of $100,000)
  Common stock, no par value, 20,000,000 shares authorized,
    9,717,678 shares issued and outstanding                                                   11,849
  Accumulated deficit                                                                        (12,763)
                                                                           -------------------------
    Total stockholders' equity                                                                  (800)
                                                                           -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $  1,582
                                                                           =========================




See notes to consolidated financial statements.

                                               IMAGEMATRIX CORPORATION
                                         Consolidated Statement of Cash Flows
                                                    (in thousands)

                                                                                               (UNAUDITED)
                                                                                               NINE MONTHS
                                                                                                  ENDED
                                                                                               SEPTEMBER 30,
                                                                                    ---------------------------------
                                                                                          1998               1997
                                                                                    --------------     --------------

OPERATING ACTIVITIES
Net loss                                                                                   $(3,796)           $(3,184)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             285                338
     Changes in operating assets and liabilities:
       Restricted cash                                                                         (38)                 -
       Accounts receivable                                                                   2,029             (1,259)
       Unbilled revenues                                                                       330               (912)
       Inventory                                                                                20               (230)
       Prepaid expenses and other current assets                                                25                (85)
       Accounts payable                                                                      1,310                788
       Deferred revenue                                                                       (917)               464
       Other current liabilities                                                               133                122
       Other assets                                                                            (50)               (27)
                                                                                    --------------     --------------

NET CASH USED IN OPERATING ACTIVITIES                                                         (669)            (3,985)

INVESTING ACTIVITIES
Purchases of computer equipment and furniture                                                  (12)              (106)
                                                                                    --------------     --------------

NET CASH USED BY INVESTING ACTIVITIES                                                          (12)              (106)

FINANCING ACTIVITIES
Issuance of preferred stock, net of offering costs of $363                                       -              2,938
Issuance of common stock, net of offering costs of $36                                           -                465
Exercise of warrants                                                                            81              1,500
                                                                                    --------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       81              4,903
                                                                                    --------------     --------------

Net increase(decrease) in cash and cash equivalents                                           (600)               812
Cash and cash equivalents at beginning of period                                               706                324
                                                                                    --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   106            $ 1,136
                                                                                    ==============     ==============



See notes to consolidated financial statements.

IMAGEMATRIX CORPORATION
Notes to Consolidated Financial Statements

NOTE 1  BASIS OF PRESENTATION

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying financial statements have been prepared in accordance with generally accepted auditing standards and in the opinion of the Company's management, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal, recurring nature. The results of operations for the nine months ended September 30, 1998 may not be indicative of results that may be expected for the year ending December 31, 1998.

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

Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" which establishes standards for displaying comprehensive income, its components and accumulated balances. The adoption of Statement 130 did not have a material effect on the results of operations.

Software Development Costs

The Company recognizes software and system development expenses at the time of occurrence for all software and system conceptual design, writing, programming, and production prior to a Beta-site test at a customer site. Once a product has been installed at a customer Beta-site and functionality and conceptual design has been proved, the Company capitalizes all expenses associated with the development of that software until general release to the public. If upon review of the costs incurred during the period from initial Beta-site testing until general release to the public the Company determines that the costs incurred were immaterial, such costs will be expensed in that period. At September 30, 1998, all capitalized software has been amortized.

NOTE 3  WARRANTS

During the second quarter of 1998, 1,500,000 of the warrants issued in conjunction with the April 1997 sale of preferred stock were repriced from $2.00 to $1.00. In connection with the repricing of the warrants, the Company entered into an agreement with the warrant holder pursuant to which, for each one share purchased under the repriced warrants, the Company will issue the warrant holder new warrants to purchase one share at an exercise price of $2.00 per share.
This agreement expired August 28, 1998. Subsequently, the Company repriced 150,000 of these warrants to $.55. During June 1998, 100,000 of the $.55 warrants were exercised and 100,000 shares of common stock were issued. Net proceeds to the Company totaled $53,000. During July 1998, 50,000 of the $.55 warrants were exercised and the same number of shares of common stock were issued. Net proceeds to the Company totaled $27,500. In connection with the exercise of the warrants, the Company issued 150,000 warrants at an exercise price of $2.00 per share, which expire one year from issuance.

NOTE 4   STOCK OPTIONS

In August 1998, the Board of Directors of the Company repriced the options held by all employees. A total of 1,011,100 employee options ranging in exercise price from $ 2.58 to $ 3.88 were repriced at $ .50 per share which was the market value of the Company's common stock on the date of repricing.

NOTE 5   EMPLOYMENT AGREEMENTS

During the third quarter 1998, the Company entered into employment agreements with certain key employees that provide for lump sum severance payments upon termination of employment under certain circumstances or a change in control, as defined. The agreements terminate one year from execution if the circumstances do not occur. The maximum contingent liability under these agreements in such event is approximately $500,000.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ImageMatrix Corporation (the Company) was incorporated in July 1995. The Company designs, sells and installs document imaging and work flow systems which improve productivity and customer service for health maintenance organizations
(HMOs), health insurance companies, third-party administrators (TPAs), workers compensation organizations, dental providers and preferred provider organizations. These organizations are collectively known as Managed Care Organizations (MCOs). The Company's systems utilize the Company's proprietary software as well as components manufactured by third party software, hardware and peripheral vendors. The Company has developed a suite of software products including CaptureMatrix TM, ClaimMatrix TM and ServiceMatrix TM. CaptureMatrix TM is a document capture, storage and retrieval system. ClaimMatrix TM performs imaging-based workflow claims processing. ServiceMatrix TM enables customer service departments to resolve customer inquiries in a rapid, cost-efficient manner.

RESULTS OF OPERATIONS

REVENUE

Total revenue for the quarter ended September 30, 1998, was $446,000 a decrease of 24% or $137,000 over the same period in 1997; total revenue for the nine-month period ending September 30, 1998 was $4,655,000, an increase of 21% or
$793,000 over the same period in 1997.   The increase for the nine months ended
September 30, 1998 is primarily the result of an increase in transaction size in 1998, while the decrease in the third quarter is primarily due to fewer closed contracts in the quarter. As yet, the Company does not believe that it is in a position to reliably predict continued quarterly or annual growth. Further, the Company believes that it will continue to experience significant quarterly variations in revenue, either positively or negatively, until the number of sales increases to the point where the presence or absence of a larger order, or the timing of revenue recognition, will not significantly impact revenues from period to period.

LICENSES REVENUE

Revenue from the sale of software licenses (including third party software) for the nine months ended September 30, 1998 increased to $3,258,000 from $2,126,000 in 1997, an increase of $1,132,000 or 53%. For the three months ended September 30, 1998 revenue from sales of software licenses increased to $276,000 from $190,000 in 1997, a decrease of $86,000 or 45%. The increase over the nine-month period is the result of a smaller number of larger transactions for the Company's proprietary and third party software.

SERVICES AND MAINTENANCE REVENUE

Revenue from services and maintenance for the nine months ended September 30, 1998 increased to $1,022,000 from $844,000 in 1997, an increase of $178,000 or
21%. For the three months ended September 30, 1998 revenue from services and maintenance decreased to $158,000 from $162,000 in 1997, a decrease of $4,000 or 3%. The Company typically performs implementation services in conjunction with the sale of software licenses and the increase is a result of the overall increase in license revenue discussed above.

HARDWARE AND OTHER REVENUE

Revenue from the sale of hardware and other for the nine months ended September 30, decreased to $375,000 in 1998 from $892,000 in 1997, a decrease of $517,000 or 58%. For the three months ended September 30, 1998 revenue from sales of hardware and other decreased to $12,000 from $231,000 in 1997, a decrease of $219,000 or 95%. The decrease is primarily due to fewer contracts including hardware in 1998.

COST OF REVENUE

Cost of licenses revenue

Cost of licenses includes third party software costs and amortization of capitalized software. Costs of licenses, for the nine months ended September 30, increased from $1,030,000 in 1997 to $1,249,000 1998, an increase of $219,000 or
21%. For the three months ended September 30, cost of licenses increased $70,000 or 101%, from $69,000 in 1997 to $139,000 in 1998. Gross margin on license sales increased from 52% to 62% for the nine-month period ending September 30, 1997 and 1998, respectively. The increase in gross margin over the nine-month period is primarily a result of the software development costs becoming fully amortized in the first quarter of 1998. Gross margin on license sales decreased from 64% to 50% for the three-month period ending September 30, 1997 and 1998, respectively. The decrease in margin during the three-month period is primarily due to an increase in sales of third party software, which has a lower gross margin.

COST OF SERVICES AND MAINTENANCE REVENUE

Cost of services and maintenance revenue includes the personnel and related overhead costs for installation, training and customer support services combined with fees paid to third party contractors. Costs of services and maintenance, for the nine months ended September 30 increased from $884,000 in 1997 to $2,437,000 1998, an increase of $1,553,000 or 176%. For the three months ended September 30, cost of services and maintenance increased $291,000 or 90%, from $325,000 in 1997 to $616,000 in 1998. Gross margin on services and maintenance revenue decreased from (5)% to (138)% for the nine-month period ending September 30, 1997 and 1998, respectively. Additionally, gross margin on services and maintenance revenue decreased from (100)% to (290)% for the three-month period ending September 30, 1997 and 1998, respectively. Several items continue to adversely impact gross margin in this revenue category, primarily third party subcontractor costs and longer than anticipated implementation periods.

COST OF HARDWARE AND OTHER REVENUE

Cost of hardware and other revenue primarily consists of third party hardware sold to proprietary software customers. Costs of hardware and other for the nine months ended September 30, decreased from $745,000 in 1997 to $288,000 1998, a decrease of $457,000 or 61%. For the three months ended September 30, cost of hardware and other decreased $227,000 or 93%, from $245,000 in 1997 to $18,000 in 1998. Gross margin on hardware and other revenue decreased from 6% to (50)% and increased from 16% to 23% for the three and nine-month period ending September 30, 1997 and 1998, respectively. The change is primarily a result of lower margin realized due to trailing costs incurred on existing projects.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

In the third quarter of 1998, selling, general and administrative costs decreased $783,000 or 46% from $1,708,000 in third quarter of 1997 to $925,000 in the same period in 1998. These same costs decreased $26,000 or 1% from $4,383,000 in the first nine months of 1997 compared to $4,375,000 in the same period in 1998. The decrease is primarily due to administrative cost reductions implemented in the second quarter 1998.

INTEREST EXPENSE

Interest expense was $100,000 for the nine-month period ended September 30, 1998 compared to $8,000 for the nine-month period ended September 30, 1997. The increase is due to additional debt outstanding in 1998 compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs. At September 30, 1998, the Company has a working capital deficit of $1,107,000. Historically, the Company has raised over $15 million in gross proceeds by selling its Common and Preferred Stock. However, the Company believes that its access to the capital markets is currently very limited. There can be no assurance that the Company will be able to raise the necessary capital to sustain operations.

At September 30, 1998, $183,000 was outstanding under the line of credit. At November 10, 1998, $213,000 was outstanding.

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

Net cash used in operating activities for the six months ended September 30, 1998 was $669,000. Contributing to this usage is the loss experienced during the first nine months of 1998 and the decrease in deferred revenue. These decreases were offset partially by a decrease in accounts receivable and an increase in accounts payable and other current liabilities.

YEAR 2000 ISSUE

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as 1900 rather than the year 2000 could result in errors or systems failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including, but not limited to, the risk that the Company will not be able to raise sufficient new capital to maintain operations, the risk that the market for imaging-based claims processing may not develop as expected, the degree of success of the Company's market initiatives, expansion of sales in the MCO industry, the success of the Company in forecasting demand for the ClaimMatrix(TM) and ServiceMatrix(TM) system, the success of the Company in increasing ClaimMatrix(TM) and ServiceMatrix(TM) system sales as a percentage of overall revenues to increase gross profit margins and decrease general, administration and sales costs as a percentage of overall gross profit, the risk that the Company will not be able to achieve pricing levels or installation time lines sufficient to increase gross margins, the risk that the long length of the Company's sales cycle could delay revenues, the risk of variability of quarterly operations and those risks and uncertainties discussed more completely in the Company's Form 10-KSB for the year ended December 31, 1997, the Company's Form S-3 Registration Statement dated August 8, 1997 and the Company's 10QSB for the quarter ended June 30, 1998.


PART II   OTHER INFORMATION



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

     10.12 Form of Securities Purchase Agreement dated April 14, 1997. (2).

     10.13 Warrant Exercise Agreement dated September 4, 1997 by and between ImageMatrix Corporation and Mueller Trading LP of Lakewood. (3)

     10.14 Warrant Exercise Agreement dated October 24, 1997 by and between ImageMatrix Corporation and Mueller Trading LP of Lakewood. (3)

     10.15 Agreement dated October 27, 1997 by and between ImageMatrix Corporation and Treuhand, Inc. (4)

     10.16 Bonus and Escrow Agreement dated July 28, 1998 by and between ImageMatrix Corporation and Mark H. Reinig. (5)

     10.17 Option Agreement dated July 1, 1998 by and between ImageMatrix Corporation and Dennis Hefter.

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

(5) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended June 30, 1998.

(B)  REPORTS ON FORM 8-K

        There were no reports filed on Form 8-K for the quarter ended
                              September 30, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IMAGEMATRIX CORPORATION


Date:  November 10, 1998              By:  /s/ Gerald E.Henderson
                                           -------------------------------------
                                           Gerald E. Henderson, Chief Executive
                                           Officer (Principal Executive Officer)


Date:  November 10, 1998              By:  /s/ Richard L. Barich
                                           -------------------------------------
                                           Richard L. Barich, Chief Financial
                                           Officer and Secretary (Principal
                                           Financial and Accounting Officer)